Form 10-Q
period 2008-06-30
MURALS BY MAURICE, INC.
filed 2008-08-14
CIK 1435717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-53272

MURALS BY MAURICE, INC.

(Exact name of registrant as specified in its charter)

Florida	20-8565429
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

295 Northwest 89th Avenue
Coral Springs, Florida 33071
(Address of principal executive offices)

(954) 701-1132
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                                                           Accelerated filer   [ ]

Non-accelerated filer  [ ]                                                                           Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of August 14, 2008: 8,892,500
Number of shares of preferred stock outstanding as of August 14, 2008: None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	F-4

Unaudited Condensed Consolidated Statements of Operations - For the Three and Six Months Ended June 30, 2008 and 2007	F-5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2008 and 2007	F-6

Notes to Unaudited Condensed Consolidated Financial Statements	F-7-8

Murals by Maurice, Inc.
Balance Sheets
As of June 30, 2008 (unaudited) and December 31, 2007

	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$327	$944
TOTAL CURRENT ASSETS	327	944

FIXED ASSETS:
Equipment	9,720	9,720
Accumulated depreciation	(2,592)	(1,620)
TOTAL FIXED ASSETS	7,128	8,100

TOTAL ASSETS	$7,455	$9,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$6,000	$0
TOTAL LIABILITIES	$6,000	$0

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value; 5,000,000 shares authorized:
none issued and outstanding )	$0	$0
Common stock ($0.001 par value; 100,000,000 shares authorized;
8,892,500 shares issued and outstanding)	8,893	8,893
Paid in Capital	147,527	147,527
Shareholder Distribution	0	(5,892)
Retained Deficit	(154,965)	(141,484)
TOTAL STOCKHOLDERS' DEFICIT	1,455	9,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,455	$9,044

The accompanying notes are an integral part of these financial statements.

Murals By Maurice, Inc.
Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007*

	Three months	Three months	Six months	Six months
	2008	2007	2008	2007
REVENUES:
Income	$2,625	$3,750	$7,245	$9,870
Cost of sales	(974)	0	(974)	0
Gross profit	1,651	3,750	$6,271	$9,870

EXPENSES:
Professional Fees	$3,000	0	$6,000	0
Stock Issued for Services	0	118,200	0	118,200
Selling, General, and Administrative	2,214	4,200	7,860	8,900
Total Expenses	5,214	122,400	13,860	127,100

Loss from operations	$(3,563)	$(118,650)	$(7,589)	$(117,230)

Provision for income taxes	0	0	0	0

NET LOSS	$(3,563)	$(118,650)	$(7,589)	$(117,230)

Basic and fully diluted net loss per common share:	$ **	$ **	$ **	$ **

Weighted average common shares outstanding	8,892,500	8,200,000	8,892,500	8,200,000

* Inception was January 11, 2007

** Less than $.01 per share

The accompanying notes are an integral part of these financial statements.

Murals by Maurice, Inc.
Statement of Cash Flows (Unaudited)
For Six Months Ended June 30, 2008 and 2007*

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,589)	$(117,230)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	972	285
Value of Shares Issued for consulting services	-	118,200
Increase in accounts payable	6,000	1,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(617)	2,255

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(617)	2,255

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	944	-

ENDING BALANCE	$327	$2,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

NON CASH PAID DURING THE PERIOD FOR:
Stock Issued for Consulting Services	$-	$118,200

* Inception was January 11, 2007

The accompanying notes are an integral part of these financial statements.

MURALS BY MAURICE, INC.
NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—Murals by Maurice, Inc. (“The Company”) was organized under the laws of the State of Florida on January 11, 2007 as a corporation.  The Company’s business is to create artwork in the form of murals, canvas painting, trompe l’oeil, faux and various other media in churches, businesses, temples, schools, and private homes.  The Company’s objective is to transform the owner’s passion and creative talent into a completed project that will meet or beat the client’s greatest expectation.

Basis of Presentation—The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents—For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The financial statements above reflect all of the costs of doing business.

Revenue Recognition— We recognize revenue when it is earned which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is probable.

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the  financial statements.  There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Net Income per Common Share—Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations.  Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  Accordingly, this presentation has been adopted for the period presented.  There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

Deferred Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of June 30, 2008 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2008.

Stock-Based Compensation—The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123R.  This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Recent Accounting Pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of the Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption.

Early adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position, but the Company is evaluating the Statement to determine what impact, if any, it will have on the Company.

In December 2007, the FASB revised Statement of Financial Accounting Standards No. 141, “Business Combinations”.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  The Statement establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

MURALS BY MAURICE, INC.
NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

Recent Accounting Pronouncements (cont’d)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

➢
The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

➢	The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

➢	Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for consistently.

➢	The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontroling equity investment rather than the carrying amount of that retained investment.

➢	Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This statement is effective for annual periods beginning after December 15, 2008.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended June 30, 2008 are summarized as follows:

Cash paid during the year ended June 30, 2008 for interest and income taxes:

Income Taxes                            $ ---
Interest                                      $ ---

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of June 30, 2008.

NOTE D—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for year ended June 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2008 is as follows:

Total Deferred Tax Asset	$(56,577)
Valuation Allowance	56,577
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for year ended June 30, 2008 is as follows:

2008
Income tax computed at the federal statutory rate	34.0%
State income tax, net of federal tax benefit	5.5%
Total	39.5%
Valuation allowance	-39.5%
Total deferred tax asset	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased (decreased) by approximately $1,434.

As of December 31, 2007, the Company had a federal and state net operating loss carry forward in the amount of approximately $141,484, which expires in the year 2027.

NOTE E—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $154,965 since inception and has a negative working of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow.  Additionally, the Company must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE F—COMMITMENTS

As of June 30, 2008, the Company had no commitments.

NOTE G—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.001 par value per share. The Company did not issue any common stock during the period.

The Company is authorized to issue 5,000,000 preferred shares at $.001 par value per share.  The Company did not issue any preferred stock during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL DESCRIPTION OF BUSINESS

 Murals By Maurice, Inc. (www.muralsbymaurice.com) is an existing business in Coral Springs, Florida.  Since the Company began full-time operations in 1999, it has been providing mural painting services that cater to customer needs and budgets. The Company was incorporated under the laws of the state of Florida on January 11, 2007, and it continues to specialize in mural painting.  Its primary focus is to increase its sales growth in the Coral Springs area and beyond through the sale of custom murals and art designs.

The company will strive in the art industry to nurture the best practices, talent of personnel, and customer service and share them broadly to create value for our customers, shareholders, partners and employees. We continue to explore opportunities that will result in continued growth including new potential ventures of selling art online and offering art classes.

 Murals By Maurice, Inc. will promote our products and services primarily through print and online advertisements, word-of-mouth advertisements, and referrals, and will concentrate on building a distribution network for internet sales. Our target market includes homeowners, organizations, businesses, schools, medical offices, hospitals, and churches. Our industry experience has allowed us to identify target markets that will be receptive to our proprietary products and concepts while allowing the quickest market penetration with as minimal competition as possible.

Business of Issuer

Products and Services

Creative, skilled craftsman. With eight years of mural painting experience and over six years of experience in the mural painting industry, Maurice Katz is a talented artist capable of turning a client’s imagination into a work of art.

Mural size variations from small to large. Mr. Katz has successfully painted a wide variety of works from small canvas projects to projects as large as 2,000 square feet.  No job is too small or too large.

Wide array of mural options and choices. With a large portfolio of completed murals to pursue, customers have a wide array of mural options and choices.

Our Business Model

 The Company plans to attract new customers in a variety of ways.  These include aggressively advertising through newspaper ads and a variety of magazines; building relationships with local interior design businesses, architects and builders; building relationships with local painting contractors; building relationships with local businesses and medical facilities; word-of-mouth advertising through quality workmanship and personalized customer service; and focused advertising on the Internet to allow the Company to gain exposure on a larger scale.

Strategy and Implementation Summary

We will watch our results very carefully. Believing that a business opportunity exists is important. However, we will not pursue a business model if we cannot afford to be in that business. We will strategically focus on developing relationships with customers and other businesses as well as aggressively advertising. Our business strategy is to  quickly and aggressively build our brand awareness, expand our growth, and provide unmatchable high quality craftsmanship and service.

Sales Strategy

Our strategy focuses first on establishing relationships with customers and other professionals.  By maintaining strong relationships fostered from previous business relationships, we have an existing list of prominent contacts that we can continually approach with new and innovative ideas. We will focus on capitalizing the relationships and industry contacts we have established in the past.

Promotion and Marketing Strategy

Murals By Maurice, Inc. will sell its products through print and online marketing campaigns. The personnel will interact with customers and other businesses to foster relationships that will lead to referrals. Murals By Maurice, Inc. will pursue a growth strategy, which includes expanding the product line to include art classes and expanding the geographic boundaries of the Company beyond the Coral Springs, Florida area through the use of Internet marketing.

Strengthen Our Customer Relationships. We plan to strengthen our existing customer relationships and build new customer relationships through a personalized service approach.  By maintaining 100% customer satisfaction, we will position ourselves for word-of-mouth advertising and referrals.

Strengthen Our Business Relationships. We plan to strengthen our existing business relationships and build new relationships with interior architects, designers, and builders.  We will establish a network for referral business and reach a larger customer base. Where appropriate, we intend to enter new markets to leverage our expertise, brand, and portfolio.

Expand Use of Alternative Sales and Marketing Channels. We intend to expand our use of alternative channels to market and sell our products and services. For example, we plan to continuously improve and update our website to provide customers with the latest information and to provide an avenue for online sales. Our own Internet sites, portals, and online brands will enable us to market and sell our products directly to online consumers.

Expand Our Global Presence. By selling art online, we will expand beyond the Coral Springs, Florida area.

Experienced Management.Our President and CEO has eight years of mural painting experience and over six years of experience in the mural painting industry. We believe his expertise, high quality craftsmanship, and continuity are significant competitive advantages in the mural painting industry.

Strategy

 In order to maximize market share and increase profitability, we believe it is important to offer a broad portfolio of artwork for all customer segments that are adaptable to individual client needs. We intend to do this by executing on the following strategies:

Expand market share

We believe that we can grow overall market share in our industry by updating and expanding our website to sell art online. By selling art online, we expand our customer base.

We also believe that we can expand our market share by building our brand awareness.

Increase sales and profits from current mass-market opportunities

We have worked to grow and diversify our products and services targeted at the mass-market by offering a wide array of quality mural selections, which will allow us to continue to leverage our brand with both new products and through the catalog of existing products. In order to increase sales and profits from current pieces, our goal is to continue painting high quality pieces and market them aggressively.

Product Development

We develop our products using a variety of techniques. We make the decision as to which technique to use based upon the needs and imaginations of the clients.  We offer both mural and canvas paintings.  In addition, we are skilled in the techniques of trompe l’oeil and faux.  For clients whose needs and imaginations include a three dimensional rendering in a two dimensional plane, using realistic imagery that is the object of trompe l’oeil provides that feeling.  For clients who need and imagine an appearance of texture such as marble, wood, or simply some other decorative finish on their paintings, faux painting creates that effect.  We develop our murals with the appropriate techniques to fit the unique visions of each individual customer

Marketing and Sales

We plan to attract new customers through a marketing strategy that consists of various forms of aggressive advertising.  The strategy includes aggressive advertisements in newspapers and various magazines as well as at trade and home shows.  By aggressively advertising in these arenas, we will promote and build our brand name.

In addition, the strategy includes building relationships with interior design businesses, architects, builders, and painting contractors.  By building these relationships, we are creating awareness about the Company and pursuing referrals.  We also aim to build relationships with local businesses and medical facilities for referrals.  In addition to referrals, these relationships could lead to doing business with these individuals and businesses personally.

Part of our marketing strategy also includes providing quality workmanship and customer service within client budgets.  In doing this, we aim to increase word-of-mouth advertising, which further promotes brand awareness and the likelihood of receiving referrals.

Finally, the strategy includes doing focused advertising on the Internet.  This will allow the Company to gain exposure on a larger scale, further promoting brand awareness and also reaching out to a much larger population and demographic.

We will strive to create brand awareness for our products and services.  Consistent with our strategy to build and maintain our appeal, our marketing efforts include customization of products to conform to consumer preferences and in individual customer localities.  We also strive to identify new opportunities.  This structure is designed to maximize market performance.

Distribution Methods

Our services are currently provided through personal contracting and delivery.  In the near future, we plan on enabling our website to make it possible for customers to order our artwork through the Internet.  Upon receipt of orders, the requested artwork can be shipped to the appropriate customer.  This will further expand our customer base and increase revenues.

Competitive Business Conditions

The mural painting industry is highly competitive.  Customers are seeking pieces of art that will bring their imaginations to life, and they want this done within their budgets.  There are several mural painting companies located in the Florida area.  However, most do not specialize exclusively in mural and portrait painting. Nevertheless, many of our competitors have been in business for many years, have established customer bases, are larger, and will be able to handle larger investment in resources.

As demand for murals increases, we expect new competitors to enter the market and existing competitors to allocate more resources to mural and portrait painting. As a result, we expect competition in the mural painting industry to intensify.  The Company’s ability to be profitable will depend largely on the abilities of management, its Board of Directors, consultants and the ability of Murals By Maurice, Inc. to attract, retain, and grow its brand name, customer base, and personnel as well as its ability to control expenses.

We generally differentiate ourselves from our competitors in several key respects. Our focus on mural and portrait painting allows us to specialize in an area of expertise where many existing companies do not.  In addition, our large array of options available to customers and our ability to provide our services within customer budgets also gives us a competitive advantage.

We believe we compete favorably in the principal competitive factors in our market, which consist of the following:

Offering a wide array of mural selections

Offering variations in mural sizes

Being skilled in several areas of art such as mural painting, canvas painting, trompe l’oeil, and faux painting.

Although we feel our experience and personal relationships will bring in revenues, there is no guarantee that our company will be able to compete in this market successfully overall.

Source and Availability of Raw Materials

Our raw materials consist of paints, canvases, brushes, and other art supplies.  We obtain these materials from local suppliers and art stores.  We believe that these materials will continue to remain readily available to us.

Dependence on One or a Few Customers

We do not depend on one or a few major customers.

Patents, Trademarks, Royalties, Etc.

We do not currently hold any patents, trademarks, licenses, or concessions and are not a party to any royalty agreements or labor contracts.

Government Approvals

We do not depend on government approval for our principal products and services.

Existing or Probable Governmental Regulations

Changes in federal and state legislation and regulations applicable to Murals By Maurice, Inc. may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other mural painting companies.  Changes in applicable laws or regulations may have an adverse effect on the business and prospects of the company.  Many of these regulations are intended to protect the public, not shareholders.

Few changes in the mural painting industry have resulted from federal legislation intended to protect consumers.

Number of Employees

We currently have one full-time employee, Maurice Katz, our President and CEO.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully expand our business; 2) general economic factors that affect middle-income households; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Income / Loss

We had a net loss of $3,563 and $7,589 for the three and six months ended June 30, 2008, compared to net loss of $118,650 and $117,230 for the same period ended June 30, 2007, due primarily to non-cash expenses incurred during the 2007 period in connection with common stock issuer for services in the amount of $118,200. The non-cash consulting expenses were in connection with general management consulting and advisory services including, but not limited to, the following:

-	Filing Form 10;
-	Assistance with Blue Sky filings;
-	Selection of an independent transfer agent;
-	EDGAR services
-	Advise on procedures, regulations, and compliance of a public listed company;

The shares were valued based on the approximate fair value of our common stock on the date of issuance, or $0.20 per share.

We expect to incur losses at least through fiscal year 2008 due to the implementation of our business plan and general compliance costs with being a reporting company with the Securities and Exchange Commission. However, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

    Operating expenses for the three and six months ended June 30, 2008 were $5,214 and $13,860, respectively, decreasing by $117,186 and $113,695 compared to the operating expenses of $122,400 and $113,240 during the same periods ended June 30, 2007, respectively. The prior year expenses were due primarily to non-cash expenses incurred during the period in connection with common stock issuer for services in the amount of $118,200. The non-cash consulting expenses were in connection with general management consulting and advisory services including, but not limited to, the following:

-	Filing Form 10;
-	Assistance with Blue Sky filings;
-	Selection of an independent transfer agent;
-	EDGAR services
-	Advise on procedures, regulations, and compliance of a public listed company;

The shares were valued based on the approximate fair value of our common stock on the date of issuance, or $0.20 per share.

Cost of Revenue

    Cost of revenue included certain supplies directly related to producing a mural. For the three and six months ended June 31, 2008, we had $974 in cost of revenue. All the cost of revenue was from non-related parties in both periods.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities were $617 and 2,255 for the six months ended June 30, 2008 and 2007, respectively. Positive cash flows from operations for the six months ended June 30, 2007 were due primarily to the common stock issued for services of $118,200, partially offset by the net loss of $117,230 for the period.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $25,000 in working capital during 2008 and $30,000 for the two years thereafter, primarily to comply with being a reporting company. We have recently secured a $20,000 bank credit line to help fund our operations. The credit line is interest free for the first year under the applicable bank promotion. Thereafter, interest accrues at the prevailing market rate which is approximately 12-18%.

    Overall, we have funded our cash needs from inception through June 30, 2008 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $327 on hand and a working capital deficit of $5,673 as of June 30, 2008. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing.

    Demand for the products and services will be dependent on, among other things, market acceptance of our products, the home improvement market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

    Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We provide murals and custom painting services to residential and commercial customers. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our products and our concept.

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During the six months ended June 30, 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding you are advised that no system is 100% foolproof.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.      CHANGES IN SECURITIES

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-Q, which is incorporated herein by reference.

Reports on Form 8-K filed in the second quarter of 2008

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: August 14, 2008	By:	/s/ Maurice Katz
Maurice Katz President and Chief Executive Officer, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002