Form 10-Q
period 2008-09-30
MURALS BY MAURICE, INC.
filed 2008-11-19
CIK 1435717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2008

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

Number of shares of common stock outstanding as of November 19, 2008: 8,892,500
Number of shares of preferred stock outstanding as of November 19, 2008: None

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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO MURALS BY MAURICE, INC. FINANCIAL STATEMENTS

MURALS BY MAURICE, INC.PAGE

Balance Sheet                                                                                                                    4

Statement of Operations                                                                                                      5

Statement of Cash Flows                                                                                                     6

Notes to Financial Statements                                                                                               7

MURALS BY MAURICE, INC.
BALANCE SHEET
SEPTEMBER 30, 2008 (UNAUDITED)

	2008	2007
ASSETS	Unaudited	Audited

CURRENT ASSETS:
Cash	$100	$944
TOTAL CURRENT ASSETS	100	944

FIXED ASSETS:
Equipment	9,720	9,720
Accumulated depreciation	(3,078)	(1,620)
TOTAL FIXED ASSETS	6,642	8,100

TOTAL ASSETS	$6,742	$9,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$14,978	$0
TOTAL LIABILITIES	$14,978	$0

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value; 5,000,000 shares authorized:
none issued and outstanding )	$0	$0
Common stock ($0.001 par value; 100,000,000 shares authorized;
8,892,500 shares issued and outstanding)	8,893	8,893
Paid in Capital	147,527	147,527
Shareholder Distribution	0	(5,892)
Retained Deficit	(164,656)	(141,484)
TOTAL STOCKHOLDERS' DEFICIT	(8,236)	9,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,742	$9,044

The accompanying notes are an integral part of these financial statements.

MURALS BY MAURICE, INC.
STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007 (UNAUDITED)

	Three months	Three months	Six months	Six months
	2008	2007	2008	2007
REVENUES:
Income	$2,725	$6,043	$9,970	$15,913
Cost of sales	(877)	0	(1,851)	0
Gross profit	1,848	6,043	$8,119	$15,913

EXPENSES:
Professional Fees	$8,900	0	$14,900	0
Stock Issued for Services	0	118,200	0	118,200
Selling, General, and Administrative	2,639	12,711	10,499	16,911
Total Expenses	11,539	12,711	25,399	135,111

Loss from operations	$(9,691)	$(6,668)	$(17,280)	$(119,198)

Provision for income taxes	0	0	0	0

NET LOSS	$(9,691)	$(6,668)	$(17,280)	$(119,198)

Basic and fully diluted net loss per common share:	$ **	$ **	$ **	$ ( .01)

Weighted average common shares outstanding	8,892,500	8,200,000	8,892,500	8,200,000

* Inception was January 11, 2007

** Less than $.01 per share

The accompanying notes are an integral part of these financial statements.

MURALS BY MAURICE, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,280)	$(119,198)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,458	427
Value of Shares Issued for consulting services	-	118,200
Increase in accounts payable	14,978	821
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(844)	250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(844)	250

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	944	-

ENDING BALANCE	$100	$250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

NON CASH PAID DURING THE PERIOD FOR:
Stock Issued for Consulting Services	$-	$118,200

* Inception was January 11, 2007

The accompanying notes are an integral part of these financial statements.

MURALS BY MAURICE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of September 30, 2008 the balance in Accounts Receivable was $0.

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

MURALS BY MAURICE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)

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

Recent Accounting Pronouncements (cont’d)
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Financial Statements—an amendment of ARB No. 51”.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended September 30, 2008 are summarized as follows:

Cash paid during the year ended September 30, 2008 for interest and income taxes:

Income Taxes                               $ ---
Interest                                         $ ---

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of September 30, 2008.

NOTE D—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for year ended September 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, 2008 is as follows:

Total Deferred Tax Asset	$(56,577)
Valuation Allowance	56,577
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for year ended September 30, 2008 is as follows:

2008
Income tax computed at the federal statutory rate	34.0%
State income tax, net of federal tax benefit	5.5%
Total	39.5%
Valuation allowance	-39.5%
Total deferred tax asset	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased (decreased) by approximately $1,434.

As of September 30, 2008, the Company had a federal and state net operating loss carry forward in the amount of approximately $141,484, which expires in the year 2027.

NOTE E—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $164,656 since inception and has a negative working of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow.  Additionally, the Company must continue to rely upon equity infusions from investors in order to improve liquidity and sustain MURALS BY operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE F—COMMITMENTS

As of September 30, 2008, the Company had no commitments.

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

Strengthen Our Customer Relationships .    We plan to strengthen our existing customer relationships and build new customer relationships through a personalized service approach.  By maintaining 100% customer satisfaction, we will position ourselves for word-of-mouth advertising and referrals.

Strengthen Our Business Relationships .    We plan to strengthen our existing business relationships and build new relationships with interior architects, designers, and builders.  We will establish a network for referral business and reach a larger customer base. Where appropriate, we intend to enter new markets to leverage our expertise, brand, and portfolio.

Expand Use of Alternative Sales and Marketing Channels .    We intend to expand our use of alternative channels to market and sell our products and services. For example, we plan to continuously improve and update our website to provide customers with the latest information and to provide an avenue for online sales. Our own Internet sites, portals, and online brands will enable us to market and sell our products directly to online consumers.

Expand Our Global Presence .     By selling art online, we will expand beyond the Coral Springs, Florida area.

Experienced Management.      Our President and CEO has eight years of mural painting experience and over six years of experience in the mural painting industry. We believe his expertise, high quality craftsmanship, and continuity are significant competitive advantages in the mural painting industry.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

Income / Loss

We had a net loss of $9,691 and $17,280 for the three and nine months ended September 30, 2008, compared to net loss of $6,668 and $119,198 for the same period ended September 30, 2007, due primarily to non-cash expenses incurred during the 2007 period in connection with common stock issuer for services in the amount of $118,200. The non-cash consulting expenses were in connection with general management consulting and advisory services including, but not limited to, the following:

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

Expenses

    Operating expenses for the three and nine months ended September 30, 2008 were $11,539 and $25,399, respectively, decreasing by $1,172 and $109,712 compared to the operating expenses of $12,711 and $135,111 during the same periods ended September 30, 2007, respectively. The prior year expenses were due primarily to non-cash expenses incurred during the period in connection with common stock issuer for services in the amount of $118,200. The non-cash consulting expenses were in connection with general management consulting and advisory services including, but not limited to, the following:

-	Filing Form 10;
-	Assistance with Blue Sky filings;
-	Selection of an independent transfer agent;
-	EDGAR services
-	Advise on procedures, regulations, and compliance of a public listed company;

The shares were valued based on the approximate fair value of our common stock on the date of issuance, or $0.20 per share.

Cost of Revenue

    Cost of revenue included certain supplies directly related to producing a mural. For the three and nine months ended September 30, 2008, we had $874 in cost of revenue. All the cost of revenue was from non-related parties in both periods.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities were $(844) and 2,50 for the nine months ended September 30, 2008 and 2007, respectively. Positive cash flows from operations for the nine months ended September 30, 2007 were due primarily to the common stock issued for services of $118,200, partially offset by the net loss of $119,198 for the period.

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

    Overall, we have funded our cash needs from inception through September 30, 2008 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $100 on hand and a working capital deficit of $6,642 as of September 30, 2008. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.

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

ITEM 4T. CONTROLS AND PROCEDURES.

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

During the nine months ended September 30, 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding you are advised that no system is 100% foolproof.

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

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Reports on Form 8-K filed in the third quarter of 2008

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MURALS BY MAURICE, INC.

Date: November 19, 2008	By:	/s/ Maurice Katz
Maurice Katz President and Chief Executive Officer, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002