Form 10-K
period 2008-12-31
MURALS BY MAURICE, INC.
filed 2009-04-09
CIK 1435717

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-53272

MURALS BY MAURICE, INC.

(Exact name of registrant as specified in its charter)

Florida	20-8565429
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

295 Northwest 89th Avenue
Coral Springs, Florida 33071
(Address of principal executive offices)

(954) 701-1132
(Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock
Par Value: 0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes [  ]                                No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

The aggregate market value of the voting stock on March 30, 2009 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $178,500 based upon the most recent sales price for such Common Stock on said date ($0.20). March 30, 2009, there were 8,892,500 shares of our Common Stock issued and outstanding, of which approximately 892,500 shares were held by non-affiliates.

Number of shares of common stock outstanding as of March 30, 2009: 8,892,500

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

TABLE OF CONTENTS

PART I:

ITEM 1. BUSINESS

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

Experienced Management.      Our President and CEO has nine years of mural painting experience and over seven years of experience in the mural painting industry. We believe his expertise, high quality craftsmanship, and continuity are significant competitive advantages in the mural painting industry.

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

ITEM 1A. RISK FACTORS

An investment in our common stock being offered for resale by the selling shareholders is very risky. You should carefully consider the risk factors described below, together with all other information in this prospectus before making an investment decision. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Because we have a limited operating history, our business is difficult to evaluate.

We began operating in 1999 and incorporated in January 2007.  An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those involved in the mural painting industry.  We expect our operating expenses to increase significantly, especially in the areas of development, marketing and promotion.  As a result we will need to increase our revenue to remain profitable.  If our revenue does not grow as expected or increases in our expenses are not in line with forecasts, there could be a material adverse effect on our business, results of operations and financial condition.

We need additional financing and there is no assurance it can be obtained; and any such future financings may significantly dilute your equity interest in our stock.

We currently have insufficient capital to meet our development plans for our expanding services, and require an inflow of additional capital or financing.  We expect to engage in future financings over the next several years in which we anticipate efforts to raise additional capital.  There can be no assurances that such financings will ever be completed, but any such financings could involve a dilution of the interests of our shareholders upon the issuance of additional shares of common stock and other securities.  To the extent we will need additional financing in the immediate or near future to implement our business plan, attaining such additional financing may not be possible.  If additional capital is otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous to us or our shareholders.

Declining economic conditions could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent weeks, this volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in energy consumption, which may adversely affect the price of oil, liquidity and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

We face significant competition and there is no assurance that we will be able to compete.

Competition is based primarily upon creativity, artistic talent, service, functionality, and reward potential.  There are numerous well established competitors, including national, regional and international artists accessed via the World Wide Web.  Many of these artists possess substantially greater financial, marketing, personnel and other resources than we do.  In the online marketing efforts, competition is based primarily upon Internet site traffic, products, e-commerce transactions, price and customer service.  There can be no assurance that we will be able to respond to various competitive factors affecting the Internet marketing and art industries.

We may be unable to successfully manage the expansion of our mural and Internet businesses.

As part of our business plan, we anticipate increasing our revenues, expanding our customer base and enhancing awareness of our brand name by improving and continuously updating our website.  We cannot assure you that our development plan, as well as our overall business strategy, will be successful.  Furthermore, expansion will require additional experienced personnel who may not be available.  In addition, if we abandon a project during development, or if a project is not profitable, we may have incurred substantial costs which may not be recoverable.

Unexpected material changes in consumer tastes and demographic trends or a downturn in national, regional and local economic conditions may adversely affect our business.

The art industry is affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends.  As an industry participant, our ability to generate revenues is highly sensitive to public tastes, which are unpredictable.  We may not be able to offer a selection of mural products that will attract consumers to our company.  In addition, a general economic downturn may result in a change of discretionary spending patterns and a decrease in our revenues.

We may have difficulty managing our potential growth.

We could experience a period of significant expansion and we anticipate that further expansion will be required to address potential growth in our customer base and market opportunities.  Any expansion is expected to place a significant strain on our management, operational and financial resources. At the present time, we expect it will be required to increase our number of employees during our current fiscal year.  To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new transaction processing, operational and financial systems, procedures and controls, and to expand, train and manage our growing employee base.  We also will be required to expand our finance, administrative and operations staff.  Further, we may be required to enter into relationships with various strategic partners necessary to our business.  There can be no assurance that our current and planned personnel systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to identify, manage and exploit existing and potential strategic relationships and market opportunities.  Our failure to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe are strategic.  There can be no assurance that we will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with our current business.  The process of integrating an acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business.  Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.

Further, acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our business, results of operations and financial condition.  Any such future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available on terms favorable to us, or at all, and such financing, if available, might be dilutive.

Our business plan is based, in part, on estimates and assumptions which may prove to be inaccurate and accordingly our business plan may not succeed.

The discussion of our business incorporates management’s current best estimate and analysis of the potential market, opportunities and difficulties that we face.  There can be no assurances that the underlying assumptions accurately reflect our opportunities and potential for success.  Competitive and economic forces on marketing, distribution and pricing of our products make forecasting of sales, revenues and costs extremely difficult and unpredictable.

If we lose the services of a number of key employees, our business could suffer.

Our success is highly dependent upon the continued services of Maurice Katz, who is President and CEO as well as a member of our Board of Directors.  We do not have a written employment agreement with Mr. Katz, and the loss of his services would have a material adverse effect on our business.  There can be no assurances that we would be able to replace this executive in the event his services become unavailable.  We do not have any key-man life insurance on any of our employees.

We do not intend to pay any dividend for the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future.  The future payment of dividends is directly dependent upon our future earnings, financial requirements and other factors to be determined by our board of directors.  We anticipate any earnings that may be generated from our operations will be used to finance our growth and that cash dividends will not be paid to shareholders.

Sales of our common stock by our principal shareholder could affect the level of public interest in our common stock as well as depress its price.

Our common stock trades on the Over the Counter Bulletin Board under the symbol “MUBM.” Because our principal stockholder, Maurice Katz, owns approximately 90% of our common stock he may dispose of a substantial percentage of his stock after a one-year holding period subject to the limitations of Rule 144 under the Securities Act of 1933, as amended. In general, these limitations impose a maximum sale requirement equal to the greater of an amount during the preceding three months of 1% of our outstanding shares or an amount equal to the average weekly reported volume of trading in our common stock on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of a Rule 144 notice. In addition, there are other requirements imposed by Rule 144, including manner of sale and other requirements. If substantial amounts of any of these shares are sold either on the open market or pursuant to Rule 144, there may be downward price pressures on our common stock price, causing the market price of our common stock to decrease in value. In addition, this selling activity could:

o	Decrease the level of public interest in our common stock;
o	Inhibit buying activity that might otherwise help support the market price of our common stock; and
o	Prevent possible upward price movements in our common stock.

There is no liquid trading market for our shares of common stock and you may be unable to sell your shares.

There has never been a liquid public trading market in our common stock and no such liquid trading market is expected to develop in the immediate future.  We are relying on certain exemptions from registration under the Securities Act of 1933, which will result in certain restrictions on the resale of our shares.  We are not obligated to repurchase any shares at the request of any holder thereof.  Further, we are not obligated to register our common stock under the Securities Act of 1933 or to otherwise contact market makers to create and maintain a market in our shares.  Our common stock is not a suitable investment for investors who require liquidity.  There can be no assurance that a significant public market for our securities will develop or be sustained.  Thus, there is a risk that you may never be able to sell your shares.

Our lack of an established brand name and relative lack of resources could decrease our ability to effectively compete in the mural market.

We do not have an established brand name or reputation in the mural business.  We also have a relative lack of resources to conduct our operations.  Thus, we may have difficulty effectively competing with companies that have greater name recognition and resources than we do.  Presently, we have no patents, copyrights, trademarks and/or service marks that would protect our brand name or our proprietary information, nor do we have any current plans to file applications for such rights.  Our inability to promote and/or protect our brand name may decrease our ability to compete effectively in the mural market.

We have substantial near-term capital needs; we may be unable to obtain the additional funding needed to enable us to operate profitably in the future.

We will need additional funding over the next twelve months to develop our business.  As of December 31, 2008, we had only $83 worth of liquid assets with which to pay our expenses.  In addition, we have no credit facility or other committed sources of capital.  Accordingly, we will seek outside sources of capital such as conventional bank financing; however, there can be no assurance that we will be able to obtain favorable terms for such financing.  If adequate funds are not available, we may be required to curtail operations or shut down completely.

We may need to issue more stock, which could dilute your stock.

If we do not have enough capital to meet our future capital requirements, we may need to conduct additional capital-raising in order to continue our operations.  To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments.  Accordingly, if we issue additional stock, it could reduce the value of your stock.

Our principal stockholder controls our business affairs, so you will have little or no participation in our business affairs.

Currently, our principal stockholder, Maurice Katz, owns approximately 90% of our common stock.  As a result, he will have control over all matters requiring approval by our stockholders and can outvote all minority stockholders.  In addition, he will be able to elect all of the members of our Board of Directors, which will allow him to significantly control our affairs and management.  He will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders.  Accordingly, you will be limited in your ability to effect change in how we conduct our business.

Our management may have possible conflicts of interest that may reduce the level of business we conduct or expansion we pursue.

Our officers and directors are involved in other business activities and may, in the future become involved in other business opportunities that may reduce the level of business we conduct or expansion we pursue. If another business opportunity becomes available, our officers and directors may face a conflict in selecting between us and their other business interests. We have not formulated a policy for the resolution of such conflicts. We have previously entered into transactions—and may do so in the future—with our officers, directors, and shareholders, or companies under their control.  We have no current plans to engage in transactions with our officers, directors, or owners.  However, future transactions or arrangements between or among our officers, directors, shareholders, and companies they control may occur, and may result in conflicts of interest, which may reduce the level of business we conduct or the level of expansion we pursue.

We have incurred losses from operations and limited cash that raises substantial doubt as to whether we can continue as a going concern.

As of December 31, 2008, our accumulated deficit was $160,568.  Our cash flows provided by (used in) operations were $1,691 and $(31,664) for the years ended December 31, 2008 and December 31, 2007, respectively.  At December 31, 2007, our accumulated deficit was $141,484, and our cash flows provided by (used in) operations were $(31,664).  We have incurred losses from operations and limited cash that raises substantial doubt as to whether we can continue as a going concern

ITEM 1B. Unresolved Staff Comments

 None.

ITEM 2. PROPERTIES

We carry out our operations in approximately 200 square feet of offices out of the home of the Company President at 295 Northwest 89th Avenue, Coral Springs, Florida 33071.  There is no lease, and the fair value of the space contributed is immaterial to the financial statements taken as a whole

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded the Over-The-Counter Bulletin Board under the symbol “MUBM.” The Over-The-Counter Bulletin Board is a quotation medium for subscribing members only. And only market makers can apply to quote securities on the Over-The-Counter Bulletin Board. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

2008                                                                High                  Low

Quarter Ended December 31, 2008*        $    .20                $ .125
Interim period Ending April 5, 2009        $    .51                $   ..20

*Our stock commenced trading on October 15, 2008

A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Shares Eligible for Future Sale

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated with our affiliates, who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for at least six months may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows our existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.

Common Stock

Our company is authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock both with a $0.001 par value and as of March 30, 2009 we had 8,892,500 shares of common stock issued and outstanding and owned by 43 shareholders of record.  Of those 8,892,500 shares of common stock, 540,000 were free trading.  No preferred shares have been issued.

Voting Rights

Holders of the shares of common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Shares of common stock do not have a cumulative voting right, which means that the holders of a majority of the shares voting for the election of the board of directors can elect all members of the board of directors.

Dividends

Holders of record of shares of common stock are entitled to receive dividends when and if declared by the board of directors out of funds of the company legally available thereof.

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Dividend Policy

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained to develop our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Our Shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934

Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price of our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Liquidation Rights

Upon any liquidation, dissolution or winding up, holders of shares of common stock are entitled to receive pro rata all of the assets of the company available for distribution to shareholders, subject to the prior satisfaction of the liquidation rights of the holders of outstanding shares of Preferred Stock.

Preemptive Rights

Holders of common stock do not have any preemptive rights to subscribe for or to purchase any stock, obligations or other securities of the Company.

Registrar and Transfer Agent

Guardian Registrar & Transfer, Inc., 7951 S.W. 6th Street, Suite 216, Plantation, FL 33324 is our transfer agent and registrar of our common stock. Its telephone number is (954) 915-0105.

Miscellaneous Rights and Provisions

Holders of common stock have no preemptive or other subscription rights, conversion rights, or redemption provisions. In the event of our dissolution, whether voluntary or involuntary, each share of common stock is entitled to share proportionally in any assets available for distribution to holders of our equity after satisfaction of all liabilities and payment of the applicable liquidation preference of any outstanding shares of preferred stock.

There is no provision in our charter or by-laws that would delay, defer, or prevent a change in our control.

Debt Securities

We have not issued any debt securities.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

 Holders

As of March 30, 2009 there were 43 holders of record of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our magazines on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Critical Accounting Policies

Revenue recognition

We recognize revenue when services are completed, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectability is probable. We assess collectability based upon the clients’ financial condition and prior payment history, as well as our performance under the contract.

Property, Plant, and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Depreciable life

Machinery	5 years
Equipment	5 years

Expenditure for maintenance and repairs is expensed as incurred.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The following discussion should be read in conjunction with the audited financial statements included in this report and is qualified in its entirety by the foregoing.

Revenues (for the years ended December 31, 2008 and 2007).

Net revenues were $13,930 and $17,958 for the years ended December 31, 2008 and 2007, respectively. The sales revenues were due primarily to painting murals for local business. The decrease in revenues was due to declining economic conditions in which mural painting is a luxury that many businesses can not afford.

Cost of Sales (for the years ended December 31, 2008 and 2007).

Cost of revenue primarily includes cost of supplies for the murals. During the year ended December 31, 2008, we had cost of revenues of $1,974, or approximately 12.4% of revenues, versus cost of revenues of $0, or approximately 0% of revenues. The cost of revenue as a percentage of revenue increased due the purchase of new supplies, more efficient supplies, and more quantity of supplies.

Expenses (for the years ended December 31, 2008 and 2007).

Operating expenses for the year ended December 31, 2008 were $33,014 compared to operating expenses of $159,442 for the year ended December 31, 2007. The decrease in operating expenses was due to the cost of going public in 2007 and the cost of being a public reporting company in 2008. Also, a decrease in professional fees from $33,113 to $16,300, in 2007 and 2008 respectively, account for the decrease in operating expenses.

Income Taxes (for the years ended December 31, 2008 and 2007).

We had no provision for income taxes for the year ended December 31, 2008 and 2007, respectively, due to our net loss.

If we incur losses, we may have a deferred tax asset. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We do not currently have any net deferred tax assets.

Income/Losses (for the years ended December 31, 2008 and 2007).

We had a net (loss) of $(19,084) and $(141,484) for the years ended December 31, 2008 and 2007, respectively. The net (loss) in these periods was due primarily to operational expenses, which were $33,014 and $159,442 for the years ended December 31, 2008 and 2007, respectively. It is also a function of revenues, cost of sales and other expenses as described in the upcoming paragraphs below.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the years ended December 31, 2008 and 2007).

Net cash flows provided by operating activities were $1,691 for the year ended December 31, 2008 and net cash flows used in operating activities were $31,664 for the year ended December 31, 2007. This is primarily attributable to a net loss, which were $19,084 and $141,484 for the years ended December 31, 2008 and 2007, offset by depreciation expense of $1,944 and 1,620 for the year ended December 31, 2008 and 2007 respectively, and increases in accounts payable in 2008.

There were no cash flows from investing activities for the years ended December 31, 2008. There was a net cash used in investing activities for the year ended December 31, 2007 due to the purchase of equipment for $9,720.

Net cash flows provided by (used in) financing activities were $(2,551) and $42,328 for the years ended December 31, 2008 and 2007, attributable to the capital stock purchase amount in 2007 for $38,500. During the year ended December 31, 2008, we had a shareholder distribution of $2,551 and a shareholder contribution for the years ended December 31, 2008 and 2007, respectively.

Overall, we have funded all of our cash needs from inception through December 31, 2008 with proceeds from issuance of our common stock.

On December 31, 2008, we had cash of $83 on hand. We are not in default or in breach of our note or lease or other indebtedness or financing arrangement requiring us to make payments.

No significant amount of our trade payables has been unpaid within the stated trade term. We are not subject to any unsatisfied judgments, liens or settlement obligations.

Going concern

As shown in the accompanying consolidated financial statements, we have suffered recurring losses from operation to date. We have a retained deficiency of $160,568 as of December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase revenues in an effort to generate positive cash flow. Additionally, we must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2008 and 2007

Statements of Operations	For the year ended December 31, 2008	For the year ended December 31, 2007

Sales	$15,904	$17,958
Cost of Sales	$(1,974)	$(0)
Total Revenue	$13,930	$17,958
Operating expenses	$33,014	$159,442
(Loss) from operations	$(19,084)	$(141,484)
Net (loss)	$(19,084)	$(141,484)
Net loss per common share	**	**

** Less than $.01

Balance Sheet	As of December 31, 2008

Cash	$83
Total current assets	$83
Other assets	$6,156
Total Assets	$6,239
Current liabilities	$18,830
Stockholders’ equity	$(12,591)
Total liabilities and stockholders’ equity	$6,239

CONTENTS

INDEPENDENT AUDITOR’S REPORT…………………………………………….13

NOTES TO FINANCIAL STATEMENTS………………………………………...…18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:
Murals by Maurice, Inc.

I have audited the consolidated balance sheet of Murals by Maurice, Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on our audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Murals by Maurice, Inc. as of December 31, 2008, and the results of its consolidated operations and its cash flows for the two years ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has negative working capital, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note E. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson
Traci J. Anderson, CPA

Huntersville, North Carolina

April 6, 2009

Murals by Maurice, Inc.
Balance Sheet

	As of December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$83	$944
TOTAL CURRENT ASSETS	83	944

FIXED ASSETS:
Equipment	9,720	9,720
Accumulated Depreciation	(3,564)	(1,620)
TOTAL FIXED ASSETS	6,156	8,100

TOTAL ASSETS	$6,239	$9,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILTIES
Accounts Payable and Other Payables	$18,830	$-
TOTAL CURRENT LIABILITIES	18,830	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value; 5,000,000 shares authorized:
none issued and outstanding at December 31, 2008)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
8,892,500 shares issued and outstanding at December 31, 2008)	8,893	8,893
Paid in Capital	139,084	141,635
Accumulated Deficit	(160,568)	(141,484)
TOTAL STOCKHOLDERS' DEFICIT	(12,591)	9,044

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,239	$9,044

The accompanying notes are an integral part of these financial statements.

Murals By Maurice, Inc.
Statement of Operations
	For the Years Ended
	December 31,
	2008	2007
REVENUES:
Sales	$15,904	$17,958
Cost of Goods Sold	1,974	-
Total Revenue	13,930	17,958

EXPENSES:
Professional Fees	16,300	33,113
Stock Issued for Services	-	108,200
Selling, General, and Administrative	16,714	18,129
Total Expenses	33,014	159,442

Loss from operations	$(19,084)	$(141,484)

Provision for income taxes	-	-

NET LOSS	$(19,084)	$(141,484)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.02)

Weighted average common shares outstanding	8,892,500	6,826,667

The accompanying notes are an integral part of these financial statements.

Murals by Maurice, Inc.
Statement of Stockholders' Deficit
For the year ended December 31, 2008

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, January 1, 2007	-	$-	-	$-	$-	$-

Net loss for the period	-	-	-	-	-	(141,484)

Capital Contribution/(Distribution)	-	-	-	-	3,828	-

Issuance of common shares	8,892,500	8,893	-	-	137,807	-

Balances, December 31, 2007	8,892,500	$8,893	-	$-	$141,635	$(141,484)

Net loss for the period	-	-	-	-	-	(19,084)

Capital Contribution/(Distribution)	-	-	-	-	(2,551)

Balances, December 31, 2008	8,892,500	$8,893	-	$-	$139,084	$(160,568)

The accompanying notes are an integral part of these financial statements.

Murals by Maurice, Inc.
Statement of Cash Flows

	For the Years Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,084)	$(141,484)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Value of Shares Issued for consulting services	-	108,200
Depreciation	1,944	1,620
Changes in Operating Assets and Liabilities:
Increase/(Decrease) in Accounts Payable and Other Payables	18,830	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,691	(31,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	(9,720)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(9,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	38,500
Shareholder Contribution/(Distribution)	(2,551)	3,828
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,551)	42,328

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(860)	944

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	944	-

ENDING BALANCE	$83	$944

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-
Taxes	$-	$-

NON CASH PAID DURING THE YEAR FOR:
Stock Issued for Consulting Services	$-	$108,200

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

Revenue Recognition—The Company’s policy is to recognize income when it is earned.

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

Murals by Maurice, Inc.
Notes to Financial Statements

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of December 31, 2008 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended December 31, 2008.

Property and Equipment—Property and equipment is stated at cost.  Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years.  New equipment assets in the amount of $9,720 were contributed in March of 2007 by the President and CEO of the Company.  These assets will be depreciated of their estimated useful life which the Company has determined to be 5 years.  The estimated annual depreciation expense is $1,944 per year.  Total depreciation expense for the year ended December 31, 2008 was $1,944.

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

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008 the FASB Staff Position No. 157-2 was issued, which delays the effective date of the requirements of SFAS 157 as to nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The effective date has been deferred to fiscal years beginning after November 15, 2008 for these nonfinancial assets and liabilities. The Company’s adoption of SFAS 157 on January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows during the year ended December 31, 2008. The Company does not expect the deferred portion of the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date.  SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

Recent Accounting Pronouncements (cont.)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements

Murals by Maurice, Inc.
Notes to Financial Statements

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2008 and 2007 are summarized as follows:

Cash paid during the years ended December 31, 2008 and 2007 for interest and income taxes:

2008         2007

Income Taxes                                         $ ---           $ ---
Interest                                                    $ ---           $ ---

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2008.

NOTE D—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for year ended December 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2008 is as follows:

Total Deferred Tax Asset	$(63,400)
Valuation Allowance	63,400
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for year ended December 31, 2008 and 2007 is as follows:

	2008	2007
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	5.5%	5.5%
Total	39.5%	39.5%
Valuation allowance	-39.5%	-39.5%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased (decreased) by approximately $55,800 and $7,600 for the years ended December 31, 2008 and 2007.

As of December 31, 2008, the Company had a federal and state net operating loss carry forward in the amount of approximately $160,567, which expires in the year 2028.

NOTE E—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $19,084 and $141,484 for the years ended December 31, 2008 and 2007, it has a negative working of capital of $18,747. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE F—COMMITMENTS

As of December 31, 2008, the Company had no commitments.

NOTE G—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.001 par value per share.

For the year ended December 31, 2007, the Company issued the following shares:

Name	Number of shares	Cash or Services	Price per share	Total value
Maurice Katz	8,000,000	service	Ceo/President	$8,000
Robin Beugeltas	150,000	service	Founder	150
Michelle Starkey	2,500	cash	$.20 per share	500
Mark Newburg	2,500	cash	$.20 per share	500
Isamu Chung & Stephanie Chung	25,000	cash	$.20 per share	5,000
Rubin Useche	5,000	cash	$.20 per share	1,000
Phillip P. Gager	2,500	cash	$.20 per share	500
Guardian Registrar & Transfer, Inc.	50,000	service	$.20 per share	10,000
Lars K. Larson	2,500	cash	$.20 per share	500
Janet Giles	2,500	cash	$.20 per share	500
Weiheng Cai	50,000	service	Director	50
Greentree Financial Group, Inc.	500,000	service	$.20 per share	100,000
Offshore investors	100,000	cash	$.20 per share	20,000
				$146,700

For the year ended December 31, 2008, the Company did not issue any common shares.

The Company is authorized to issue 5,000,000 preferred shares at $.001 par value per share.  For the years ended December 31, 2008 and 2007, the Company did not issued any preferred shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2008, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors are elected at the annual meeting of shareholders and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have not entered into any employment agreements with our executive officers.

Name	Age	Position
Katz, Maurice	28	President, Chief Executive Officer and Chairman

Cai, Weiheng	35	Independent Director

Maurice Katz, age 27, apprenticed under local artist, Michelle Morse.  He has been painting murals full time since the late 1990s and has over six years of experience in the mural painting industry.  He is the talented and creative artist who founded the Company, and he currently serves as President, CEO, and as a director.

Weiheng Cai, age 35, has worked as a technical consultant for the past 5 years both independently and for Conceptual Management, Inc., his wholly-owned company. Mr. Cai primarily performs his services from the Peoples Republic of China where he resides. Mr. Cai performs website development services for emerging companies. Mr. Cai also helped us facilitate our common stock offering to our offshore investors. He has a BS in Business Administration from the University of North Carolina.

Promoters and Control Persons

These directors may be considered control persons of us within the meaning of the rules promulgated under the Securities Act of 1933, as amended, by virtue of his and her share ownership, his and her ability to influence our activities, and his positions as our officers and directors.

Family Relationships

None.

Legal Proceedings

No officer, director, or persons nominated for such positions and no promoter or significant employee of ours has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and us are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A draft of the Code of Ethics is in Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•                      Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•                      Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer
•                      Compliance with applicable governmental laws, rules and regulations
•                      The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
•                      Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2008, 2007, and 2006, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Maurice Katz President and Director	2008 2007 2006	$16,300 $33,113 -	- - -		- - -	- - -	- - -	- - -	- - -		$16,300 $33,113 -
Weiheng Cai Director	2008 2007 2006	- - -	- - -	$	- 50 -	- - -	- - -	- - -	- - -	$	- 50 -

SUMMARY COMPENSATION TABLE

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth the ownership, as of March 30, 2009 of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Security Ownership of Certain Beneficial Owners (1) (2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Maurice Katz 295 Northwest 89th Avenue Coral Springs, FL 33071	8,000,000 Direct	89.96%

Security Ownership of Directors and Officers (1) (2)

Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percentage of Class
Maurice Katz 295 Northwest 89th Avenue Coral Springs, FL 33071	8,000,000 Direct	89.96%
Weiheng Cai 2727 Center Court Drive Weston, FL 33017	50,000	.562%

Notes to the table:

(1)
Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned.

(2)
This table is based upon information obtained from our stock records. We believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Changes in Control.

There are currently no arrangements, which would result in a change in our control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

2007:                      $3,500
2008:                      $2,500

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Traci J. Anderson, CPA ("Anderson") for our audit of the annual financial statements for the years ended December 31, 2008 and 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2008		2007
	Anderson		Anderson

Audit Fees (1)	$2,500	(2)	$3,500	(2)
Audit-Related Fees (3)	--		--
Tax Fees (4)	--		--
All Other Fees (5)	--		--
Total Accounting Fees and Services	$2,500		$3,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Forms 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown for Anderson relate to services in connection with consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(3)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(4)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(5)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered by Traci J. Anderson, CPA were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(a) On December 31, 2008, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of Murals by Maurice, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2008
Statements of Operations - for the years ended December 31, 2008 and 2007
Statements of Cash Flows - for the years ended December 31, 2008 and 2007
Statements of Stockholders’ Equity - for the years ended December 31, 2008 and 2007
Notes to Financial Statements

2. Exhibits

14.1.   Code of Ethics
31.1.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1.   Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

MURALS BY MAURICE, INC.

Date: April 8, 2009	/s/ Maurice Katz
Maurice Katz
President, Chief Executive Officer, Chief Financial Officer and Director