Form 10-Q
period 2009-03-31
MURALS BY MAURICE, INC.
filed 2009-05-20
CIK 1435717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2009

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

(954) 701-1132
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]
Accelerated filer   [ ]
Non-accelerated filer [ ]
Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 4, 2009: 8,938,214
Number of shares of preferred stock outstanding as of May 4, 2009: None

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

PART I. FINANCIAL INFORMATION

ITEM	PAGE
ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4. CONTROLS AND PROCEDURES ITEM 4T. CONTROL AND PROCEDURES	12 12

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ITEM 1A. RISK FACTORS	13 13

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS	14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

ITEM 5. OTHER INFORMATION	14

ITEM 6. EXHIBITS	14

SIGNATURES	15

INDEX TO EXHIBITS	16

ITEM 1. FINANCIAL STATEMENTS

INDEX TO MURALS BY MAURICE, INC. FINANCIAL STATEMENTS

MURALS BY MAURICE, INC.                                                                                                                                                                                                                                                                    PAGE

Balance Sheet                                                                                                                                                                                                                                                                                       4

Statement of Operations                                                                                                                                                                                                                                                                     5

Statement of Cash Flows                                                                                                                                                                                                                                                                     6

Notes to Financial Statements                                                                                                                                                                                                                                                            7

MURALS BY MAURICE, INC.
BALANCE SHEET
AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

	Unaudited	Audited
	3/31/2009	12/31/2008
ASSETS

CURRENT ASSETS:
Cash	$207	$83
TOTAL CURRENT ASSETS	207	83

FIXED ASSETS:
Equipment	9,720	9,720
Accumulated Depreciation	(4,050)	(3,564)
TOTAL FIXED ASSETS	5,670	6,156

TOTAL ASSETS	$5,877	$6,239

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILTIES
Accounts Payable and Other Payables	$20,882	$18,830
TOTAL CURRENT LIABILITIES	20,882	18,830

STOCKHOLDERS' DEFICIT
Preferred stock ($0.001 par value; 5,000,000 shares authorized:
none issued and outstanding at March 31, 2009 and December 31, 2008)	-	-
Common stock ($0.001 par value; 100,000,000 shares authorized;
8,892,500 shares issued and outstanding at March 31, 2009 and December 31, 2008)	8,893	8,893
Additional Paid in Capital	159,084	139,084
Stock Subscriptions Receivable (100,000 common shares subscribed at March 31, 2009)	(20,000)	-
Accumulated Deficit	(162,982)	(160,568)
TOTAL STOCKHOLDERS' DEFICIT	(15,005)	(12,591)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,877	$9,044

The accompanying notes are an integral part of these financial statements.

MURALS BY MAURICE, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (UNAUDITED)

	For the Three Months Ended
	March 31,
	2009		2008
REVENUES:
Sales		$4,975		$4,620
Cost of Goods Sold		-		-
Total Revenue		4,975		4,620

EXPENSES:
Professional Fees		1,000		3,000
Selling, General, and Administrative		6,389		5,784
Total Expenses		7,389		8,784

Loss from operations		$(2,414)		$(4,164)

Provision for income taxes		-		-

NET LOSS		$(2,414)		$(4,164)

Basic and fully diluted net loss per common share:	$	**	$	**

Weighted average common shares outstanding		8,892,500		8,892,500

** = Less than $.01.

The accompanying notes are an integral part of these financial statements.

MURALS BY MAURICE, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	For the Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,414)	$(4,164)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	486	486
Changes in Operating Assets and Liabilities:
Increase/(Decrease) in Accounts Payable and Other Payables	2,052	3,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	124	(678)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124	(678)

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	83	944

ENDING BALANCE	$207	$266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-
Taxes	$-	$-

NON CASH PAID DURING THE YEAR FOR:
100,000 common shares subscribed	$20,000	$-

The accompanying notes are an integral part of these financial statements.

MURALS BY MAURICE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

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

Basis of Presentation — The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents — For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of March 31, 2009 the balance in Accounts Receivable was $-0-.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended March 31, 2009.

Property and Equipment—Property and equipment is stated at cost.  Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years. New equipment assets in the amount of $9,720 were contributed in March of 2007 by the President and CEO of the Company. These assets will be depreciated of their estimated useful life which the Company has determined to be 5 years. The estimated annual depreciation expense is $1,944 per year.  Total depreciation expense for the year ended March 31, 2009 was $486.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets

MURALS BY MAURICE, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (cont.)

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial
Recent Accounting Pronouncements (cont.)

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended March 31, 2009 and 2008 are summarized as follows:

Cash paid during the three months ended March 31, 2009 and 2008 for interest and income taxes:

2009           2008

Income Taxes                                         $ ---           $ ---
Interest                                                    $ ---           $ ---

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of March 31, 2009.

NOTE D—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for year ended March 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of March 31, 2009 is as follows:

Total Deferred Tax Asset	$(64,200)
Valuation Allowance	64,200
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for year ended March 31, 2009 and 2008 is as follows:

	2009	2008
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	5.5%	5.5%
Total	39.5%	39.5%
Valuation allowance	-39.5%	-39.5%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased (decreased) by approximately $800 and $700 for the three months ended March 31, 2009 and 2008.

As of March 31, 2009, the Company had a federal and state net operating loss carry forward in the amount of approximately $163,000, which expires in the year 2029.

NOTE E—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $2,414 and $4,164 for the three months ended March 31, 2009 and 2008, it has a negative working of capital of $20,675. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE F—COMMITMENTS

As of March 31, 2009, the Company had no commitments.

NOTE G—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.001 par value per share.

For the three months ended March 31, 2009, the Company subscribed to $20,000 of stock for 100,000 common shares sold at $.20 per share which is receivable at March 31, 2009.

The Company is authorized to issue 5,000,000 preferred shares at $.001 par value per share. For the three months ended March 31, 2009 and 2008, the Company did not issue any preferred share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The company strives in the art industry to nurture the best practices, talent of personnel, and customer service and share them broadly to create value for our customers, shareholders, partners and employees. We continue to explore opportunities that will result in continued growth including new potential ventures of selling art online and offering art classes.

Murals By Maurice, Inc. promotes our products and services primarily through print and online advertisements, word-of-mouth advertisements, and referrals, and concentrates on building a distribution network for internet sales. Our target market includes homeowners, organizations, businesses, schools, medical offices, hospitals, and churches. Our industry experience has allowed us to identify target markets that will be receptive to our proprietary products and concepts while allowing the quickest market penetration with as minimal competition as possible.

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

Promotion and Marketing Strategy

Murals By Maurice, Inc. sells its products through print and online marketing campaigns. Our personnel interact with customers and other businesses to foster relationships that will lead to referrals. Murals By Maurice, Inc. will pursue a growth strategy, which includes expanding the product line to include art classes and expanding the geographic boundaries of the Company beyond the Coral Springs, Florida area through the use of Internet marketing.

Strengthen Our Customer Relationships. We plan to strengthen our existing customer relationships and build new customer relationships through a personalized service approach. By maintaining 100% customer satisfaction, we hope to position ourselves for word-of-mouth advertising and referrals.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully expand our business; 2) general economic factors that affect middle-income households; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Income / Loss

We had a net loss of $2,414 and $4,164 for the three months ended March 31, 2009 and 2008, respectively. These losses are due primarily to selling, general and administrative expenses of $6,389 and $5,784 for the three months ended March 31, 2009 and 2008.

We expect to incur losses at least through fiscal year 2009 due to the implementation of our business plan and general compliance costs with being a reporting company with the Securities and Exchange Commission. However, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

    Operating expenses for the three months ended March 31, 2009 and 2008 were $7,389 and $8,784, respectively, decreasing by $1,398. These losses are due primarily to selling, general and administrative expenses of $6,389 and $5,784 for the three months ended March 31, 2009 and 2008.:

Cost of Revenue

Cost of revenue included certain supplies directly related to producing a mural. For the three months ended March 31, 2009 and 2008, we had $0 in cost of revenue for both periods.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities were $124 and $(678) for the three months ended March 31, 2009 and 2008, respectively. Positive cash flows from operations for the three months ended March 31, 2009 were due primarily to the increase in accounts payable partially offset by a net income loss that was less than the three months ended March 31, 2008 loss.

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

    Overall, we have funded our cash needs from inception through March 31, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $207 on hand and a working capital deficit of $20,678 as of March 31, 2009. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

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

Our common stock trades on the Over the Counter Bulletin Board under the symbol “MUBM.” Because our principal stockholder, Maurice Katz, owns approximately 89.5% of our common stock he may dispose of a substantial percentage of his stock after a one-year holding period subject to the limitations of Rule 144 under the Securities Act of 1933, as amended. In general, these limitations impose a maximum sale requirement equal to the greater of an amount during the preceding three months of 1% of our outstanding shares or an amount equal to the average weekly reported volume of trading in our common stock on all national securities exchanges and/or reported through the automated quotation system of a registered securities association during the four calendar weeks preceding the filing of a Rule 144 notice. In addition, there are other requirements imposed by Rule 144, including manner of sale and other requirements. If substantial amounts of any of these shares are sold either on the open market or pursuant to Rule 144, there may be downward price pressures on our common stock price, causing the market price of our common stock to decrease in value. In addition, this selling activity could:

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

We will need additional funding over the next twelve months to develop our business.  As of March 31, 2009, we had only $207 worth of liquid assets with which to pay our expenses.  In addition, we have no credit facility or other committed sources of capital.  Accordingly, we will seek outside sources of capital such as conventional bank financing; however, there can be no assurance that we will be able to obtain favorable terms for such financing.  If adequate funds are not available, we may be required to curtail operations or shut down completely.

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

Currently, our principal stockholder, Maurice Katz, owns approximately 89.5% of our common stock.  As a result, he will have control over all matters requiring approval by our stockholders and can outvote all minority stockholders.  In addition, he will be able to elect all of the members of our Board of Directors, which will allow him to significantly control our affairs and management.  He will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders.  Accordingly, you will be limited in your ability to effect change in how we conduct our business.

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

As of March 31, 2009, our accumulated deficit was $162,987.  Our cash flows provided by (used in) operations were $124 and $(678) for the three months ended March 31, 2009 and 2008, respectively. We have incurred losses from operations and limited cash that raises substantial doubt as to whether we can continue as a going concern

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2009, we issued 5,000 common shares to Salvatore Trapani at $0.20 per share for an aggregate price of $1,000.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

Also in 2009, we issued 25,000 common shares to Meika Johnson at $0.20 per share for an aggregate price of $5,000.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In 2009, we issued 75,000 common shares to Danzig Ltd. at $0.20 per share for an aggregate price of $15,000.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906

Reports on Form 8-K filed in the first quarter of 2009

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MURALS BY MAURICE, INC.

Date: May 15, 2009	By:	/s/ Maurice Katz
Maurice Katz President and Chief Executive Officer, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002