Form 10-Q
period 2009-06-30
DECOR PRODUCTS INTERNATIONAL, INC.
filed 2009-08-19
CIK 1435717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-53272

DÉCOR PRODUCTS INTERNATIONAL, INC.
(F/K/A MURALS BY MAURICE, INC.)

(Exact name of registrant as specified in its charter)

Florida	20-8565429
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

No. 6 Economic Zone, Wushaliwu, Chang’an Town
Dongguan, Guangdong Province, China
(Address of principal executive offices)

0769-85533948
(Issuer's telephone number)

295 Northwest 89th Avenue Coral Springs, Florida 33071
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]
Accelerated filer   [ ]
Non-accelerated filer [ ]
Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of August 19, 2009: 9,043,214
Number of shares of preferred stock outstanding as of August 19, 2009: None

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

PART I. FINANCIAL INFORMATION

ITEM I	PAGE
ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4. CONTROLS AND PROCEDURES ITEM 4T. CONTROL AND PROCEDURES	13 13

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ITEM 1A. RISK FACTORS	14 14

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS	14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

ITEM 5. OTHER INFORMATION	14

ITEM 6. EXHIBITS	14

SIGNATURES	15

INDEX TO EXHIBITS	16

ITEM 1. FINANCIAL STATEMENTS

INDEX TO DÉCOR PRODUCTS INTERNATIONAL, INC. (F/K/A MURALS BY MAURICE, INC.) FINANCIAL STATEMENTS

DÉCOR PRODUCTS INTERNATIONAL, INC. (F/K/A MURALS BY MAURICE, INC.)  PAGE

Balance Sheets                                                                                                                  4

Statements of Operations                                                                                                 5

Statements of Cash Flows                                                                                                6

Notes to Financial Statements                                                                                         7

DÉCOR PRODUCTS INTERNATIONAL, INC.
(F/K/A MURALS BY MAURICE, INC.)
BALANCE SHEETS
AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

	(Unaudited)	(Audited)
ASSETS	6/30/2009	12/31/2008

CURRENT ASSETS:
Cash	$1,223	$83
TOTAL CURRENT ASSETS	1,223	83

FIXED ASSETS:
Equipment	9,720	9,720
Accumulated depreciation	(4,536)	(3,564)
TOTAL FIXED ASSETS	5,184	6,156

TOTAL ASSETS	$6,407	$6,239

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$78,882	$18,830
TOTAL CURRENT LIABILITIES	78,882	18,830

STOCKHOLDERS' DEFICIT
Preferred stock ($.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2009 and December 31, 2008)	-	-
Common stock ($.001 par value, 100,000,000 shares authorized; 9,043,214 and 8,892,500 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	9,043	8,893
Additional paid in capital	175,933	139,084
Retained deficit	(257,451)	(160,568)
TOTAL STOCKHOLDERS' DEFICIT	(72,475)	(12,591)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,407	$6,239

The accompanying notes are an integral part of these financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
(F/K/A MURALS BY MAURICE, INC.)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008 (UNAUDITED)

(Unaudited)	For The Three Months				For The Six Months
	Ended June 30,				Ended June 30,
	2009		2008		2009		2008
REVENUES:
Sales		$2,053		$2,625		$7,028		$7,245
Cost of sales		-		(974)		-		(974)
Gross profit		2,053		1,651		7,028		6,271

EXPENSES:
Selling, general and administrative expenses		96,522		5,214		103,911		13,860
Total expenses		96,522		5,214		103,911		13,860

(Loss) from operations		$(94,469)		$(3,563)		$(96,883)		$(7,589)

Provision for income taxes		-		-		-		-

NET (LOSS)		$(94,469)		$(3,563)		$(96,883)		$(7,589)

Basic and fully diluted net (loss) per common share:	$	*	$	*	$	*	$	*

Weighted average common shares outstanding		8,967,857		8,892,500		8,967,857		8,892,500

* less than $.01 per share.

** = Less than $.01.

The accompanying notes are an integral part of these financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
(F/K/A MURALS BY MAURICE, INC.)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	(Unaudited)	(Unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(96,883)	$(7,589)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Depreciation	972	972
Common stock issued for services rendered and expensed	16,000	-
Increase (decrease) in operating liabilities:
Accounts payable	60,051	6,000
NET CASH (USED IN) OPERATING ACTIVITIES	(19,860)	(617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock to investors	21,000	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,140	(617)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	83	944

END OF THE PERIOD	$1,223	$327

The accompanying notes are an integral part of these financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
(F/K/A MURALS BY MAURICE, INC.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—Décor Products International, Inc. (F/K/A Murals by Maurice, Inc.) (“The Company”) was organized under the laws of the State of Florida on January 11, 2007 as a corporation.  The Company’s business is to create artwork in the form of murals, canvas painting, trompe l’oeil, faux and various other media in churches, businesses, temples, schools, and private homes.  The Company’s objective is to transform the owner’s passion and creative talent into a completed project that will meet or beat the client’s greatest expectation.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of June 30, 2009 the balance in Accounts Receivable was $-0-.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended June 30, 2009.

Property and Equipment—Property and equipment is stated at cost.  Depreciation is provided by the straight-line method over the estimated economic life of the property and equipment remaining from five to seven years. New equipment assets in the amount of $9,720 were contributed in March of 2007 by the President and CEO of the Company. These assets will be depreciated of their estimated useful life which the Company has determined to be 5 years. The estimated annual depreciation expense is $1,944 per year.  Total depreciation expense for the year ended June 30, 2009 was $486.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date.  SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

DÉCOR PRODUCTS INTERNATIONAL, INC.
(F/K/A MURALS BY MAURICE, INC.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (cont.)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Financial Statements” (“ARB 51”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has  occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for
Recent Accounting Pronouncements (cont.)

premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 adoption did not have an impact on the Company’s financial statements.

The FASB Accounting Standards Codifications

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. The codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Recent Accounting Pronouncements (cont.)

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended June 30, 2009 and 2008 are summarized as follows:

Cash paid during the three months ended June 30, 2009 and 2008 for interest and income taxes:

2009           2008

Income Taxes                                     $ ---           $ ---
Interest                                               $ ---           $ ---

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of June 30, 2009.

NOTE D—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the six months ended June 30, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2009 is as follows:

Total Deferred Tax Asset	$(104,000)
Valuation Allowance	104,000
Net Deferred Tax Asset	$-

DÉCOR PRODUCTS INTERNATIONAL, INC.
(F/K/A MURALS BY MAURICE, INC.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

NOTE D—INCOME TAXES (CONT.)

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for year ended June 30, 2009 and 2008 is as follows:

	2009	2008
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	5.5%	5.5%
Total	39.5%	39.5%
Valuation allowance	-39.5%	-39.5%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $40,600 and $3,700 for the six months ended June 30, 2009 and 2008.

As of June 30, 2009, the Company had a federal and state net operating loss carry forward in the amount of approximately $261,000, which expires in the year 2029.

NOTE E—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $96,883 and $7,589 for the six months ended June 30, 2009 and 2008 and it has a negative working of capital of $77,659 at June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE F—COMMITMENTS

As of June 30, 2009, the Company had no commitments.

NOTE G—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.001 par value per share.

For the three months ended June 30, 2009, the Company subscribed to $20,000 of stock for 100,000 common shares sold at $.20 per share which is receivable at June 30, 2009. During the second quarter of 2009, the Company issued the 100,000 shares to the investors.

During the three months ended June 30, 2009, the Company issued 45,714 common shares in exchange for $16,000 worth of consulting services relating to SEC filings preparation and compliance services,

Edgarization services, etc. The transaction was record based on the fair value of the services rendered which approximates the stock price at the time of issuance.

During the three months ended June 30, 2009, the Company issued 5,000 common shares in exchange for $1,000.

The Company is authorized to issue 5,000,000 preferred shares at $.001 par value per share. For the three months ended June 30, 2009 and 2008, the Company did not issue any preferred shares.

NOTE H – SUBSEQUENT EVENT

As of July 17, 2009, Décor Products International, Inc. (F/K/A Murals by Maurice, Inc.) a Florida corporation (including its successors and assigns, “MUBM” or “Registrant” or “Company”); Maurice Katz, a Director and beneficial owner of a majority of the outstanding shares of common stock of MUBM (“Maurice”); Wide Broad Group Ltd., a company organized and existing under the laws of the British Virgin Islands (including its successors and assigns “Wide Broad”), Man Kwai Ming, an individual and Smart Approach Investments Limited a British Virgin Islands corporation (each a “Wide Broad Shareholder”) and together with their successors and assigns, collectively the “Wide Broad Shareholders”), Dongguan CHDITN Printing Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“CHDITN”), and the shareholders of CHDITN (the “CHDITN Shareholders”) and entered into a Plan of Exchange.

The Plan of Exchange (the “POE”) was executed as of July 17, 2009 by and among MUBM, Maurice, Wide Broad, the Wide Broad Shareholders, and CHDITN. The POE states that the capital of MUBM consists of 100,000,000 authorized shares of Common Stock, par value $.001, of which 9,043,214 shares are currently issued and outstanding. The capital of Wide Broad consists of 1,000 ordinary shares authorized, par value $1.00, of which 1,000 ordinary shares are issued and outstanding.

The Plan of Exchange Agreement states that MUBM desires to acquire one hundred percent (100%) of all of the issued and outstanding share capital of Wide Broad from the Wide Broad Shareholders in an exchange for a new issuance 20,000,000 shares of common stock of MUBM and the simultaneous retirement to treasury of 7,450,000 shares of common stock (the “Control Shares”) held in the name of Maurice Katz (our President) in a transaction intended to qualify as a tax-free exchange pursuant to sections 351 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

Pursuant to the POE, MUBM shall effect a 1 for 4 reverse split of MUBM Common Stock and Wide Broad and MUBM shall work together to appoint a board of directors comprised of no less than 50% Independent Directors and form an independent audit committee comprised of no less than two individuals who meet the standards set forth by the NYSE Amex as these terms are defined by the NYSE Amex Company Guide as amended from time to time.

The POE states that Wide Broad and MUBM shall have secured their shareholder approvals for this transaction, if required, in accordance with the laws of its place of incorporation and its constituent documents. The Boards of Directors of each of Wide Broad and MUBM shall have approved the transaction and this agreement, in accordance with the laws of its place of incorporation and its constituent documents. Each party has furnished to the other party all corporate and financial information which is customary and reasonable, to conduct its respective due diligence, normal for this kind of transaction. As of closing of the POE, MUBM has 100% of the issued and outstanding shares of Wide Broad. As of the Closing date, MUBM issued to Wide Broad 20,000,000 new investment shares of Common Stock of MUBM and simultaneously retired to treasury, 7,450,000 shares of common stock held in the name of Maurice Katz (our President), in exchange for 100% of the capital stock of Wide Broad. MUBM and Wide Broad has been reorganized, such that MUBM has acquired 100% the capital stock of Wide Broad, and Wide Broad is a wholly-owned subsidiary of MUBM. CHDITN is currently a wholly-owned subsidiary of Wide Broad and after the post share exchange, CHDITN is a wholly-owned indirect subsidiary of MUBM operating under the name “Dongguan CHDITN Printing Co., Ltd.” a corporation organized and existing under the laws of the People’s Republic of China.

The Current Report on Form 8-K and the Plan of Exchange Exhibit 10.1, filed with the Commission on July 23, 2009, is hereby incorporated by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL DESCRIPTION OF BUSINESS

Décor Products International, Inc. (F/K/A Murals by Maurice, Inc.) (www.muralsbymaurice.com) is an existing business in Coral Springs, Florida.  Since the Company began full-time operations in 1999, it has been providing mural painting services that cater to customer needs and budgets. The Company was incorporated under the laws of the state of Florida on January 11, 2007, and it continues to specialize in mural painting.  Its primary focus is to increase its sales growth in the Coral Springs area and beyond through the sale of custom murals and art designs.

The company strives in the art industry to nurture the best practices, talent of personnel, and customer service and share them broadly to create value for our customers, shareholders, partners and employees. We continue to explore opportunities that will result in continued growth including new potential ventures of selling art online and offering art classes.

Décor Products International, Inc. (F/K/A Murals by Maurice, Inc.) promotes our products and services primarily through print and online advertisements, word-of-mouth advertisements, and referrals, and concentrates on building a distribution network for internet sales. Our target market includes homeowners, organizations, businesses, schools, medical offices, hospitals, and churches. Our industry experience has allowed us to identify target markets that will be receptive to our proprietary products and concepts while allowing the quickest market penetration with as minimal competition as possible.

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

Promotion and Marketing Strategy

Décor Products International, Inc. (F/K/A Murals by Maurice, Inc.) sells its products through print and online marketing campaigns. Our personnel interact with customers and other businesses to foster relationships that will lead to referrals. Décor Products International, Inc. (F/K/A Murals by Maurice, Inc.) will pursue a growth strategy, which includes expanding the product line to include art classes and expanding the geographic boundaries of the Company beyond the Coral Springs, Florida area through the use of Internet marketing.

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

Experienced Management. Our President and CEO have eight years of mural painting experience and over six years of experience in the mural painting industry. We believe his expertise, high quality craftsmanship, and continuity are significant competitive advantages in the mural painting industry.

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

Product Development

We develop our products using a variety of techniques. We make the decision as to which technique to use based upon the needs and imaginations of the clients.  We offer both mural and canvas paintings.  In addition, we are skilled in the techniques of trompe l’oeil and faux.  For clients whose needs and imaginations include a three dimensional rendering in a two dimensional plane, using realistic imagery that is the object of trompe l’oeil provides that feeling.  For clients who need and imagine an appearance of texture such as marble, wood, or simply some other Décorative finish on their paintings, faux painting creates that effect.  We develop our murals with the appropriate techniques to fit the unique visions of each individual customer

Marketing and Sales

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

As demand for murals increases, we expect new competitors to enter the market and existing competitors to allocate more resources to mural and portrait painting. As a result, we expect competition in the mural painting industry to intensify.  The Company’s ability to be profitable will depend largely on the abilities of management, its Board of Directors, consultants and the ability of Décor Products International, Inc. (F/K/A Murals by Maurice, Inc.) to attract, retain, and grow its brand name, customer base, and personnel as well as its ability to control expenses.

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

Existing or Probable Governmental Regulations

Changes in federal and state legislation and regulations applicable to Décor Products International, Inc. (F/K/A Murals by Maurice, Inc.) may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other mural painting companies.  Changes in applicable laws or regulations may have an adverse effect on the business and prospects of the company.  Many of these regulations are intended to protect the public, not shareholders.
Few changes in the mural painting industry have resulted from federal legislation intended to protect consumers.

Number of Employees

We currently have one full-time employee, Maurice Katz, our President and CEO.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Income / Loss

We had a net loss of $94,469 and $3,563 for the three months ended June 30, 2009 and 2008, respectively. These losses are due primarily to selling, general and administrative expenses of $96,522 and $5,214 for the three months ended June 30, 2009 and 2008.

We had a net loss of $103,911 and $13,860 for the six months ended June 30, 2009 and 2008, respectively. These losses are due primarily to selling, general and administrative expenses of $103,911 and $13,860 for the six months ended June 30, 2009 and 2008.

We expect to incur losses at least through fiscal year 2009 due to the implementation of our business plan and general compliance costs with being a reporting company with the Securities and Exchange Commission. However, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three months ended June 30, 2009 and 2008 were $96,522 and $5,214, respectively, increasing by $95,308. These losses are due to selling, general and administrative expenses of $96,522 and $5,214 for the three months ended June 30, 2009 and 2008. Specifically, 45,522 common shares were issued to a consulting service provider during the three months ended June 30, 2009. The shares were valued at $16,000 which was the fair value of the services rendered which approximated the closing stock price at the date of issuance.

Operating expenses for the six months ended June 30, 2009 and 2008 were $103,911 and $13,860, respectively, increasing by $90,051. These losses are due to selling, general and administrative expenses of $103,911 and $13,860 for the six months ended June 30, 2009 and 2008.

Cost of Revenue

Cost of revenue included certain supplies directly related to producing a mural. For the three months ended June 30, 2009 and 2008, we had $0 and $974, respectively.

Cost of revenue included certain supplies directly related to producing a mural. For the six months ended June 30, 2009 and 2008, we had $0 and $974, respectively.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities were $(19,860) and $(617) for the six months ended June 30, 2009 and 2008, respectively. Negative cash flows from operations for the six months ended June 30, 2009 were due primarily to the net income loss partially offset by the increase in accounts payable by ($60,051).

Cash flows provided by financing activities were $21,000 and $-0- for the six months ended June 30, 2009 and 2008, respectively. Positive cash flows from financing activities for the six months ended June 30, 2009 were due primarily to the proceeds from sale of common stock to investors.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $25,000 in working capital during 2009 and $30,000 for the two years thereafter, primarily to comply with being a reporting company. We have recently secured a $20,000 bank credit line to help fund our operations. The credit line is interest free for the first year under the applicable bank promotion. Thereafter, interest accrues at the prevailing market rate which is approximately 12-18%.

    Overall, we have funded our cash needs from inception through June 30, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $1,223 on hand and a working capital deficit of $77,659 as of June 30, 2009. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2008.

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 26, 2009 we filed a Definitive 14C Information Statement with the Securities and Exchange commission announcing that the holders of a majority of our outstanding common stock, owning approximately 89.0% of the outstanding shares of our common stock, executed a written consent in favor of changing the corporate name of Murals by Maurice, Inc. to Décor Products International, Inc and authorizing the Board of Directors of Murals By Maurice, Inc. to effect up to a 1 for 10 reverse split. This Definitive 14C Information Statement filed with the Commission on June 29, 2009 is hereby incorporated by reference.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906

Reports on Form 8-K filed in the second quarter of 2009

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DÉCOR PRODUCTS INTERNATIONAL, INC. (F/K/A MURALS BY MAURICE, INC.)

Date: August 19, 2009	By:	/s/ Maurice Katz
Maurice Katz President and Chief Executive Officer, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002