Form 10-Q
period 2009-09-30
DECOR PRODUCTS INTERNATIONAL, INC.
filed 2009-11-19
CIK 1435717

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From ____to _____

000-53272
(Commission File Number)

DÉCOR PRODUCTS INTERNATIONAL, INC.
 (Exact name of small business issuer as specified in its charter)

Florida	20-8565429
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

No. 6 Economic Zone, Wushaliwu, Chang’an Town
Dongguan, Guangdong Province, China
 (Address of principal executive offices)

(86) 769-85533948
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of November 17, 2009:       20,598,304

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

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DÉCOR PRODUCTS INTERNATIONAL, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$611,669	$268,698
Accounts receivable, trade	13,102,871	10,831,004
Inventories	461,844	233,579
Amount due from a related party	-	41,347
Advances to suppliers	473,675	-
Deposits and prepayments	32,341	41,490
Total current assets	14,682,400	11,416,118

Non-current assets:
Plant and equipment, net	2,697,361	2,233,040
Construction in progress	9,580,380	7,838,260
TOTAL ASSETS	$26,960,141	$21,487,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$801,065	$594,617
Current portion of long-term bank borrowings	1,916,046	1,472,004
Promissory notes payable	705,000	-
Income tax payable	669,540	447,638
Amount due to a related party	1,288,346	-
Accrued liabilities and other payable	792,177	578,671
Total current liabilities	6,172,174	3,092,930

Long-term liabilities:
Long-term bank borrowings	283,788	1,209,636

Total liabilities	6,455,962	4,302,566

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,598,304 and 20,000,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008	20,598	20,000
Additional paid-in capital	518,896	-
Statutory reserve	203,832	203,832
Accumulated other comprehensive income	2,587,879	2,525,096
Retained earnings	17,172,974	14,435,924

Total stockholders’ equity	20,504,179	17,184,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,960,141	$21,487,418

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues, net	$7,442,839	$6,959,832	$17,116,465	$20,084,864

Cost of revenue (inclusive of depreciation)	4,280,341	4,378,179	9,494,871	11,787,678

Gross profit	3,162,498	2,581,653	7,621,594	8,297,186

Operating expenses:
Sales and marketing	341,045	248,088	1,001,334	710,682
Professional and consulting fee	71,428	1,123	1,266,555	107,660
Stock based compensation	339,096	-	339,096	-
General and administrative	171,678	108,179	698,449	346,994
Total operating expenses	923,247	357,812	3,305,434	1,165,336

Income from operations	2,239,251	2,223,841	4,316,160	7,131,850

Other income (expense):
Interest income	384	540	4,303	2,555
Interest expense	(42,956)	(82,174)	(132,278	(237,622)

Income before income taxes	2,196,679	2,142,207	4,188,185	6,896,783

Income tax expense	669,142	521,751	1,450,737	1,715,031

NET INCOME	$1,527,537	$1,620,456	$2,737,448	$5,181,752

Other comprehensive income:
- Foreign currency translation gain	29,712	49,837	62,783	1,274,540

COMPREHENSIVE INCOME	$1,557,249	$1,670,293	$2,800,231	$6,456,292

Net income per share – Basic and diluted	$0.08	$0.08	$0.14	$0.26

Weighted average shares outstanding – Basic and diluted	20,098,901	20,000,000	20,031,618	20,000,000

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,737,448	$5,181,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	462,118	301,297
Write-off of uncollectible receivables	186,194	-
Loss on disposal of plant and equipment	3,214	3,001
Stock based compensation	339,096	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,430,154)	462,970
Advances to suppliers	(473,335)	-
Deposits and prepayments	9,229	(54,498)
Inventories	(227,535)	(462,721)
Accounts payable, trade	204,857	(821,376)
Accrued liabilities and other payable	212,022	(40,761)
Promissory notes payable	705,000	-
Income tax payable	220,657	(244,540)

Net cash provided by operating activities	1,948,811	4,325,124

Cash flows from investing activities:
Additions to plant and equipment	-	(216,168)
Payments on construction in progress	(2,649,189)	(4,838,502)

Net cash used in investing activities	(2,649,189)	(5,054,670)

Cash flows from financing activities:
Proceeds from private placement, net of expense	180,000	-
Advances from (repayment to) a related party	1,349,528	(711,915)
Proceeds from bank borrowings	774,570	2,153,208
Payments on bank borrowings	(1,262,536)	(1,137,665)

Net cash provided by financing activities	1,041,562	303,628

Effect of exchange rate changes on cash and cash equivalents	1,787	32,622

NET CHANGE IN CASH AND CASH EQUIVALENTS	342,971	(393,296)

BEGINNING OF PERIOD	268,698	576,995

END OF PERIOD	$611,669	183,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,230,080	$1,959,571
Cash paid for interest	$132,278	$237,622

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Construction in progress transfer to plant and equipment	$927,335	$-

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2009	20,000,000	$20,000	$-	$203,832	$2,525,096	$14,435,924	$17,184,852

Recapitalization and reverse acquisition	398,304	398	-	-	-	(398)	-

Shares issued for private placement, net of expense	200,000	200	179,800	-	-	-	180,000

Net income for the period	-	-	-	-	-	2,737,448	2,737,448

Warrants granted for services	-	-	339,096	-	-	-	339,096

Foreign currency translation adjustment	-	-	-	-	62,783	-	62,783
Balance as of September 30, 2009	20,598,304	$20,598	$518,896	$203,832	$2,587,879	$17,172,974	$20,504,179

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Wide Broad Group Limited for the years ended December 31, 2008 and 2007.

NOTE 2 – ORGANIZATION AND BUSINESS BACKGROUND

Décor Products International, Inc. (“DCRD” or the “Company”) was organized under the laws of the State of Florida on January 11, 2007 as Murals by Maurice, Inc. On July 1, 2009, the Company changed to its current name.

On July 17, 2009, DCRD executed a Plan of Exchange (the “POE”) among the shareholders of DCRD, Wide Broad Group Limited (“Wide Broad”), the shareholders of Wide Broad and Dongguan Chditn Printing Company Limited (“Dongguan Chditn”). In accordance with the POE, DCRD agreed to issue to Wide Broad 20,000,000 new shares of common stock of DCRD and simultaneously retire to treasury 7,450,000 shares of common stock held in the name of Maurice Katz (a former director), in exchange for 100% of the capital stock of Wide Broad.

Pursuant to the POE, DCRD effectuated a 1 for 4 reverse split of its common stock and appointed a new board of directors comprised of no less than 50% independent directors and form an independent audit committee comprised of no less than two individuals who meet the standards set forth by the NYSE Amex as these terms are defined by the NYSE Amex Company Guide as amended from time to time.

On the closing date, the shareholders of Wide Broad owned an interest in DCRD representing 98.04% of the issued and outstanding shares. Wide Broad and Dongguan Chditn became wholly-owned subsidiaries of DCRD operating under the name “Dongguan CHDITN Printing Co., Ltd.” a corporation organized and existing under the laws of the People’s Republic of China.

Wide Broad was incorporated as a BVI Business Company with limited liability in the British Virgin Islands (“BVI”) under the BVI Business Companies Act, 2004 of the BVI on September 28, 2006, for the purpose of holding 100% equity interest in Dongguan Chditn.

Pursuant to a nominee agreement dated December 1, 1997 between Mr. Man Kwai Ming (“Mr. Man”) as owner and Mr. Liu Ruisheng (“Mr. Liu”) as nominee, Mr. Liu registered Dongguan Chditn as a limited liability company in Guangdong Province, the People’s Republic of China (the “PRC”) on July 6, 1998 with its registered capital of $1,234,440 (equivalent to RMB10,000,000). It is primarily engaged in the manufacture and sales of furniture decorative paper and related products in the PRC, with its principal place of business in Wushaliwu Economic Zone, Chang’An Town, Dongguan City, Guangdong Province, the PRC.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of DCRD whereby Wide Broad is deemed to be the accounting acquirers (legal acquirees) and DCRD to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Wide Broad, with the assets and liabilities, and revenues and expenses, of DCRD being included effective from the date of stock exchange transaction. DCRD is deemed to be a continuation of the business and operations of Wide Broad. Accordingly, the accompanying condensed consolidated financial statements include the following:

(1)	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)
the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

The Company and its subsidiaries are hereinafter referred to as (the "Company").

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of DCRD and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days. Credit is extended based on evaluation of a customer's financial condition. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. When receivable balances are determined to be uncollectible, these balances are written off. The Company does not have any off-balance-sheet credit exposure related to its customers.

●	Inventories

Inventories consist of raw papers, painting materials and components used in the manufacture of the Company’s products and the related parts and supplies. Inventories are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Costs include purchased cost of papers and painting inks, direct labor and manufacturing overhead costs. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of September 30, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Advances to suppliers

The Company makes advances to certain vendors for purchase of its inventory items or material. The advances to suppliers are interest free and unsecured. Advances to suppliers are recorded when payment is made by the Company and relieved against inventory when goods are received. All inventory items or raw materials relating to these advances are subsequently made delivery to the Company.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	3-10 years	3%
Motor vehicles	3-5 years	3%
Office equipment	3-5 years	3%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2009 and 2008 were $154,096 and $99,048, which included $151,402 and $96,173 in cost of revenue, respectively.

Depreciation expense for the nine months ended September 30, 2009 and 2008 were $462,118 and $301,297 which included $453,892 and $292,802 in cost of revenue, respectively.

Approximately $526,503 (equivalent to RMB3,600,020) of plant and machinery became fully depreciated as of September 30, 2009.

●	Construction in progress

Construction in progress is stated at cost and represents the cost of acquiring contracts to build the additional assembly lines and prepayments paid to equipment vendors during the construction of the new manufacturing facility (until it is substantially complete and ready for its intended use). No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into operational use. No capitalized interest was incurred during the period of construction.

●	Valuation of long-lived assets

Long-lived assets primarily include plant and equipment and construction in progress. In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a undiscounted cash flow analysis. There has been no impairment as of September 30, 2009.

●	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company derives revenues from the sales of furniture decorative paper and related products. The Company recognizes its revenues net of value-added taxes ("VAT"). The Company is subject to VAT which is levied on the majority of the products at the standard rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the period ended September 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States dollars ("US$"). The Company's subsidiary in the PRC maintain its books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2009	September 30, 2008
Period-end rate RMB:US$1 exchange rate	6.8376	6.8551
Average rate RMB:US$1 exchange rate	6.8425	6.9989

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in the PRC.

●	Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

●	Financial instruments

Cash and cash equivalents, accounts receivable, amount due from (to) a related party and accounts payable are carried at cost which approximates fair value. The estimated fair value of promissory notes payable and long-term borrowing was $2.9 million and $2.6 million as of September 30, 2009 and December 31, 2008, respectively, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

The Company adopted, ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Management periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history and the current economic conditions. During the first three quarters of 2009, the Company continually monitored the collection of its accounts receivables and determined to write-off the uncollectible receivables of $186,194 because such receivables balances are deemed not recoverable.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 5 – INVENTORIES

Inventories consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Raw materials	$293,933	$151,771
Work-in-process	18,382	17,780
Finished goods	136,949	43,804
Packaging materials and supplies	12,580	20,224
	$461,844	$233,579

For the period ended September 30, 2009 and 2008, the Company recorded no allowance for slow moving and obsolete inventories.

NOTE 6 – CONSTRUCTION IN PROGRESS

During 2007, the Company anticipated the construction of a new manufacturing facility to expand its production capacity. Total estimated costs to be incurred for construction of a new manufacturing facility are approximately $12,607,321 (equivalent to RMB86,304,676). The construction is scheduled to be fully completed in the fourth quarter of 2009. As of September 30, 2009, the Company incurred and expended $9,580,380 in “Construction in progress”.

NOTE 7 – AMOUNT DUE TO A RELATED PARTY

As of September 30, 2009, amount due to a related party represented temporary advances made by the director of the Company, which was unsecured, interest-free with no fixed repayment term.

NOTE 8 – PROMISSORY NOTES PAYABLE

On June 1, 2009, the Company’s subsidiary, Dongguan Chditn entered into 4 promissory notes with Precursor Management, Inc. (“PMI”) for the aggregate principal amount of $705,000 to pay for certain transaction fees and professional fees associated with becoming a “public company”, with an interest rate of 6.5% per annum, fully payable on September 30, 2009. On November 19, 2009 all parties to these agreements, guaranties and notes mutually agreed to extend the payment date until December 30, 2009.

NOTE 9 – ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)

VAT payable	$216,642	$165,503
Accrued payroll and benefit costs	410,777	310,636
Accrued professional and consulting fees	162,116	100,872
Other payables	2,642	1,660
	$792,177	$578,671

NOTE 10 – LONG-TERM BANK BORROWINGS

Long-term bank borrowings were as follows:

		September 30, 2009	December 31, 2008
		(Unaudited)
Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB3,440,000 with interest rate at 7.84% per annum payable monthly, repayable by September 20, 2010	(a)	$503,100	$627,353
Equivalent to RMB3,150,000 with interest rate at 6.62% per annum payable monthly, repayable by August 20, 2009	(a)	-	459,572
Equivalent to RMB4,000,000 with interest rate at 5.84% per annum payable monthly, repayable by January 8, 2010	(b)	585,001	-
Equivalent to RMB400,000 with interest rate at 5.84% per annum payable monthly, repayable by January 19, 2010	(b)	58,500	-
Equivalent to 4,506,914 with interest rate at 9.83% per annum, with monthly principal and interest payments of $43,229, repayable by January 16, 2011	(c)	659,137	999,986
Equivalent to RMB2,694,668 with interest rate at 9.83% per annum, with monthly principal and interest payments of $25,645, repayable by January 17, 2011	(c)	394,096	594,729

Total bank borrowings		2,199,834	2,681,640

Less: current portion		(1,916,046)	(1,472,004)

Long-term bank borrowings, net of current portion		$283,788	$1,209,636

As of September 30, 2009, the minimum future payments of the aggregate bank borrowings are as follows:

Period ending September 30:
2010	$1,916,046
2011	283,788

Total borrowings	$2,199,834

(a)	These banking facilities were guaranteed by the directors of the Company and secured by the real properties held by the directors of the Company situated in the PRC.

(b)         These banking facilities were guaranteed by the directors of the Company.

(c)	These borrowings were secured by certain plant and machinery with an aggregate net book value of $1,233,462 as of September 30, 2009.

NOTE 11 – STOCKHOLDERS’ EQUITY

On July 17, 2009, DCRD executed the Plan of Exchange (the “POE”) among the shareholders of DCRD, Wide Broad, the shareholders of Wide Broad and Dongguan Chditn. The POE stated that the capital of DCRD consists of 100,000,000 authorized shares of common stock, par value $0.001, of which 9,043,214 shares were issued and outstanding.

Pursuant to the POE Agreement, DCRD issued 20,000,000 new shares of common stock of DCRD to Wide Broad and simultaneously retired to treasury stock 7,450,000 shares of common stock held in the name of Maurice Katz (a former director), in exchange for 100% of the capital stock of Wide Broad.

Concurrently, DCRD effectuated a 1 for 4 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

On August 18, 2009, the Company executed an Offshore Stock Purchase Agreement (the “Agreement”) with a private investor, Mr. Zhang Zijian, to purchase 200,000 shares of restricted common stock for an aggregate amount of $200,000 or $1 per share. As a result of this transaction, the investor owns 0.97% of the issued and outstanding common stock of the Company. The proceeds were used to fund the working capital.

As of September 30, 2009, the Company had a total of 20,598,304 shares of its common stock issued and outstanding.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 12 – INCOME TAXES

For the nine months ended September 30, 2009 and 2008, the local (United States) and foreign components of income from continuing operations before income taxes were comprised of the following:

	Nine months ended September 30,
	2009	2008
Tax jurisdictions from:
- Local	$(360,521)	$-
- Foreign	4,548,706	6,896,783
Income before income taxes	$4,188,185	$6,896,783

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, BVI and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Florida and is subject to the tax laws of the United States of America.

British Virgin Island

Under the current BVI law, Wide Broad is not subject to tax on its income or profits. For the period ended September 30, 2009, Wide Broad suffered from an operating loss of $1,290,520 while generated an operating income of $23,800 for the period ended September 30, 2008.

The PRC

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested. Starting from January 1, 2008, Dongguan Chditn is entirely subject to the unified income tax rate of 25% on the taxable income under the New CIT Law.

A reconciliation of income tax rate to the effective income tax rate for the period ended September 30, 2009 and 2008 is as follows:

	Nine months ended September 30,
	2009	2008

Income before income taxes	$5,839,226	$6,872,983
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	1,459,807	1,718,246

Tax effect of non-taxable income	(9,070)	(3,215)
Income tax expense	$1,450,737	$1,715,031

No provision for deferred tax assets or liabilities has been made, since the Company has no material temporary difference between the tax bases of assets and liabilities and their carrying amounts.

NOTE 13- STOCK BASED COMPENSATION

In September 2009, the Company entered into an Investor Relations Consulting Agreement with an Investor Relations (IR) firm, in which the Company agreed to issue warrants to purchase an aggregate of 400,000 shares of its common stock to the IR firm. These warrants are irrecoverable, non-cancelable and have an exercise price of $1.4 per share, with piggy back registration rights. As of September 30, 2009, none of these warrants were exercised.

The Company adopted ASC 718 using the Black-Scholes Option Pricing Model to measure the fair value of warrants on the grant date, with the following weighted average assumptions:

Expected life (in years)	1
Volatility	60%
Risk free interest rate	3.46%
Dividend yield	0%
Weighted average fair value	0.85

The Company recognized $339,096 as stock based compensation at their fair values for the nine months ended September 30, 2009.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
NOTE 14 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and nine months ended September 30, 2009 and 2008, there was no customer who accounts for 10% or more of the Company’s revenues.

For the three and nine months ended September 30, 2009 and 2008, 100% of the Company’s revenues were derived from customers located in the PRC.

(b)         Major vendors

For the three and nine months ended September 30, 2009, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended September 30, 2009		September 30, 2009
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$643,624	18%	$-
Vendor B		484,110	13%	-
Vendor C		389,792	11%	163,495

	Total:	$1,517,526	42%	$163,495

		Nine months ended September 30, 2009		September 30, 2009
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,757,003	21%	$-
Vendor B		1,271,310	15%	-
Vendor C		1,069,629	13%	163,495

	Total:	$4,097,942	49%	$163,495

For the three and nine months ended September 30, 2008, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended September 30, 2008		September 30, 2008
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,719,138	50%	$-

	Total:	$1,719,138	50%	$-

		Nine months ended September 30, 2008		September 30, 2008
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$3,646,697	33%	$-
Vendor C		1,331,415	12%	103,994

	Total:	$4,978,112	45%	$103,994

For the three and nine months ended September 30, 2009 and 2008, 100% of the Company’s purchases were derived from vendors located in the PRC.

(c)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(d)         Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(e)         Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. At the period-end, all of borrowings were at fixed rates.

(f)         Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company’s subsidiary in the PRC is committed under several non-cancelable operating leases of office premises and manufacturing facility with a term of 10 years with fixed monthly rentals, due December 31, 2010 and 2017, respectively. Total rent expenses for the period ended September 30, 2009 and 2008 was $147,670 and $137,366, respectively.

As of September 30, 2009, future minimum rental payments due under non-cancelable operating leases in the next five years and thereafter are as follows:

Year ending September 30:
2010	$193,050
2011	206,213
2012	210,600
2013	210,600
2014	230,345
Thereafter	1,098,191

Total	$2,148,999

(b)	Capital commitment

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for business expansion. The construction is expected to be completed in the forth quarter of 2009. Total estimated construction costs are approximately $12,607,321 (equivalent to RMB86,304,676). As of September 30, 2009, the Company paid $10,528,326 to the third party equipment vendors and contractors and was recorded as construction in progress.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 19, 2009, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to raise additional capital to finance our activities; the effectiveness, profitability, and the marketability of our products; the future trading of the common stock of DCRD; the ability of DCRD to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in its filings with the SEC, or otherwise.

DESCRIPTION OF BUSINESS

General

As used herein the terms "We", the "Company", "DCRD", the "Registrant," or the "Issuer" refers to Décor Products International, Inc., its subsidiaries and predecessors, unless indicated otherwise. We were incorporated under the laws of the state of Florida on January 11, 2007 where we were primarily engaged in customized mural painting services that cater to customer needs and budgets.

On July 17, 2009, DCRD executed a Plan of Exchange (the “POE”) among the shareholders of DCRD, Wide Broad Group Limited (“Wide Broad”), the shareholders of Wide Broad and Dongguan Chditn Printing Company Limited (“Dongguan Chditn”). In accordance with the POE, DCRD agreed to issue to Wide Broad 20,000,000 new shares of common stock of DCRD and simultaneously retire to treasury 7,450,000 shares of common stock held in the name of Maurice Katz (a former director), in exchange for 100% of the capital stock of Wide Broad.

Pursuant to the POE, DCRD effectuated a 1 for 4 reverse split of its common stock and appointed a new board of directors comprised of no less than 50% independent directors and form an independent audit committee comprised of no less than two individuals who meet the standards set forth by the NYSE Amex as these terms are defined by the NYSE Amex Company Guide as amended from time to time.

On the closing date, the shareholders of Wide Broad owned an interest in DCRD representing 98.04% of the then issued and outstanding shares. Wide Broad and Dongguan Chditn became wholly-owned subsidiaries of DCRD operating under the name “Dongguan CHDITN Printing Co., Ltd.” a corporation organized and existing under the laws of the People’s Republic of China.

Wide Broad was incorporated as a BVI Business Company with limited liability in the British Virgin Islands (“BVI”) under the BVI Business Companies Act, 2004 of the BVI on September 28, 2006, for the purpose of holding 100% equity interest in Dongguan Chditn.

Pursuant to a nominee agreement dated December 1, 1997 between Mr. Man Kwai Ming (“Mr. Man”) as owner and Mr. Liu Ruisheng (“Mr. Liu”) as nominee, Mr. Liu registered Dongguan Chditn as a limited liability company in Guangdong Province, the People’s Republic of China (the “PRC”) on July 6, 1998 with its registered capital of $1,234,440 (equivalent to RMB10,000,000). It is primarily engaged in the manufacture and sales of furniture decorative paper and related products in the PRC, with its principal place of business in Wushaliwu Economic Zone, Chang’An Town, Dongguan City, Guangdong Province, the PRC.

Since the reverse merger was consummated, we have continued operations of CHDITN, a company specializing in the production and sales of high quality decor paper such as furniture decorative paper, wood-grain paper, and paperboard. We have taken a leadership position in introducing advanced microcomputer intaglio (gravure) printing production equipment to the market. We also conduct research and development in manufacturing 30g -120g PU paper, polyester paper, melamine paper, wear-proof paper, 3D wood grain paper, as well as different kinds of environmental friendly decorative papers.

Décor Paper and Our Market

Decor, or decoration, paper is a specialty paper used to finish the surface of wood materials. Wood-grain decor paper, used in the manufacture of furniture and laminated flooring, is one of the fastest growing grades of paper in the world. The production of decor paper requires very specific technological know-how.

Apart from China’s dominant position as the Number 1 furniture exporter in the world, the rapid growth in disposable income in China has created a huge domestic market. China has become a major consumer of furniture and other household furnishings, which, in turn, has created a high demand for decor paper used in furniture and laminate flooring manufacture.

In 1997, China had a 3.2% market share in the global decor paper market; by 2010, we believe that China will have a 25% market share, according to the report in “The first peak of National decor paper industry seminar in 2005. With a current capacity of 96 million meters of decor paper capacity, we are one of the largest high-class decor paper manufacturers in China with an estimated 7% market share.

Decorative base paper is used to furnish the surface of interior decorative materials, such as laminated board, which has wide application in interior decoration of buildings, transportation vehicles, processed products such as fortified wooden floorboard, furniture and composite office wares as well as interior decoration of hotels, home and workplace. Decorative base paper includes melamine, polyester, PU (Polyurethane), finish foil, painting paper, etc.

Decor paper is the type of demands driving, which are highly affected by furniture and fortified wooden floorboard industries. Architectural decorative material industry grows fast in recent years because of the prosperity of real estate all over the world. According to disclosure information from DILONG’s prospectus (a listed company in Chinese stock market), China fortified wooden floorboard output is over 200 million square meters in 2006. It takes over 60% of the whole floor production. And the panel furniture is becoming the mainstream of furniture production; its market share is over 80% now.

We now have 2 production lines, its year production capacity is 96 million meters. It is one of the largest high-class decor paper manufacturers in China with an estimated 7% market share. We conduct research and development in manufacturing 30g -120g PU paper, polyester paper, melamine paper, wear-proof paper, 3D wood grain paper, as well as different kinds of environmental friendly decorative papers.

We plan to expand the range of business, from decor paper supplier only to focusing on decorative board, such as melamine, production business, so as to gain competitive advantage. The whole package service helps to increase our market share in the whole industry. We explain that demand for decor paper as surface materials expects to decrease in the future. And melamine as surface materials has brighter prospect and been widely used. Melamine board takes 50% market share in kitchen furniture industry for the reason that it can be cleaned easily.

Our Products

PU (PolyUrethane) Paper

•	Produced by superficial PU printing using original paper.

•	Width is 1.27 meters; each packaged roll has a volume between 1250 and 2500 meters; specification is 30g-60g.

•	Product characteristics:

•	The wood patterned paper surface passes through special handling; the surface is durable, pliable but hard to break, doesn’t degrade easily, and is environmental friendly.

•	Suitable for adhering to particleboard, medium density fiberboard (MDF), high density fiberboard (HDF), cardboard, plywood, and furniture.

Paint Paper

•	Width is 1.27 meters; the specification is 30g-60g.

•	Product characteristics:

•	Pre-soaked paint paper is a form of high anti-avulsion decorating paper which has high flexibility after soaking, and is easily adhered to surfaces.

•	Suitable for particleboard, MDF and HDF, cardboard, plywood, and curved surfaces

Polyester Paper

•	Width 1.27 meters, specification is 30g; each packaged roll is generally between 1250 meters and 2500 meters

•	Product characteristics:

•	Easily adheres to most wooden surfaces, thus is one of the furniture industry’s most commonly used covering materials.

Melamine Furniture Surface Paper

•	Suitable for post-soaking, paste-pressed melamine board and reinforced floor board surfaces.

•	The common paper thickness is 60-80g/meter.

•	Product characteristics:

•	Compared to polyester paper, melamine paper is more resistant to wear, heat, fire or smoke, and easier to clean. Melamine paper is fungus and mould proof and anti-static.

•
Excellent texture and clear color has met the national standards of Europe and America. The design is diverse, environmentally friendly, and cost effective. Conforms to the current environmental protection trends.

Intellectual Property

We have no patents or copyrights. We do have a registered trademark named "CHDITN”. The trademark is classified as No. 16 according to the International Classification of Goods. The time of validity for the trademark is from October 7, 2004 to October 7, 2014 with unlimited renewals. The trademark was issued by the Trademark Office under the State Administration for Industry and Commerce, PRC.

Customers

For current production, the number of decor paper customers is about 139, with total sales revenues RMB 117 million. CHDITN has adopted a sales and marketing strategy of not relying on a few major customers. CHDITN tries to maintain a constant number of customers which will utilize 80-100% capacity of the current decor paper production lines. The following table depicts the top ten customers and the amount of sales that customer accounts for the nine months ended September 30, 2009:

Ranking	Customer	Profit margin (%)	% of total sales
1	Guangzhou Panyu District Hengguang Material Factory	49.10%	3.70%
2	Shenzhen Jiajingyali Wood Product Co., Ltd.	45.90%	3.50%
3	Shenzhen Liuxing Industrial Co., Ltd	44.90%	2.70%
4	Chengdu Lianlida Furniture Accessories Co., Ltd	42.50%	2.70%
5	Guangzhou Huadu District Wangfa Furniture Factory	45.80%	2.60%
6	Chengdu Shuanghu Industrial Co., Ltd.	37.70%	2.40%
7	Sichuan Jiazhidu Furniture Co., Ltd	42.60%	2.40%
8	Shenzhen Baoan District Honghe Wood Factory	43.40%	2.30%
9	Guangzhou Zengcheng District Yueyunyangguang Stickers Factory	46.50%	2.10%
10	Guangdong Guangsheng Decorative Material Co., Ltd	40.50%	2.00%
Total			26.5%

Competition

We compete with several other Chinese decor paper manufacturers, as well as European manufacturers. Major decorative paper manufacturer mainly dominate in German, as well as Spain, and Japan. The decorative base paper industry in the PRC is still in its early development stage and with low concentration. There are over one hundred companies engaged in this industry now. Most of them are small scale with low output. Decorative paper manufacturing bases mainly distribute in those areas such as JiangSu, ZheJiang, HeBei, TianJin, ShanDong , ShangHai and GuangDong province.

Our major domestic competitors include: Wanli Industrial (Melamine paper: 7.59 million pieces in 2007; Decor paper: 6,726 tons in 2007), Beijing Jingnan Decorative Materials Plant (10 production lines; Decor paper: 5000 tones; Decorative board: 400,000 pieces), Hebei Hengyuan Industrial (Decor paper: 6 production lines with annual 3000 tones; Soakage paper: 8 production lines with 15 million pieces.), The Interprint Group, China (4 production lines, Decor paper: yearly 3500 tones). We have a distinct advantage over these manufacturers in that they are all located in Zhejiang Province in Eastern China (near Shanghai). The Zhejiang Province is a large producer of furniture, the second largest in China, however, well behind Guangzhou and Shenzhen – two of our key markets in southern China.

We also have competition from a number of integrated paper companies such as Shandong Lunan Paper which produces decor paper on smaller paper machines. We have a freight cost advantage, as well as newer technology when compared to Shandong Lunan Paper.

In addition, we compete with European decor paper producers such as Schattdecor and Arjowiggins, However, we have significant freight cost advantage, as well as lower labor costs compared to Schattdecor and Arjowiggins.

Competitive Advantages

• Nine years of decor paper manufacturing history

• Very profitable business – after tax margins 20%

• Experienced, proven, and motivated management

• Sales force located in the major furniture producing regions

• State-of-the-art technology and high quality control

• Geographic advantage – freight cost advantage

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Sales:	$7,442,839	$6,959,832	$17,116,465	$20,084,864
Cost of Goods Sold:	$4,280,341	$4,378,179	$9,494,871	$11,787,678
Operating Expenses:	$923,247	$357,812	$3,305,434	$1,165,336
Income from Operations:	$2,239,251	$2,223,841	$4,316,160	$7,131,850
Interest Expenses:	$42,956	$82,174	$132,278	$237,622
Income Taxes:	$669,142	$521,751	$1,450,737	$1,715,031
Net Income:	$1,527,537	$1,620,456	$2,737,448	$5,181,752
Other Comprehensive Income:	$29,712	$49,837	$62,783	$1,274,540
Total Comprehensive Income:	$1,557,249	$1,670,293	$2,800,231	$6,456,292

Revenues

We had revenues of $7,442,839 and $17,116,465 for the three and nine months ended September 30, 2009, respectively, compared to the revenues of $6,959,832 and $20,084,864 for the same periods ended September 30, 2008, respectively. The sales revenues were due primarily to the sales of our décor paper. The revenues increased in the third quarter of 2009 by $483,007 compared to the same period in 2008 was due primarily to the recovery from global financial crisis, which had impact on our revenues significantly in 2008.

However, our total revenues during the nine months ended September 30, 2009 decreased by $2,968,399 compared to the same period ended September 30, 2008, which was due primarily to economic downturn as a result of the global financial crisis during the second half of 2008 which had a negative impact on our sales during the first and second quarters of 2009. Even though sales increased during the third quarter of 2009, the increase still failed to cover the decrease in sales in the first and second quarter of 2009.

After the new production line for laminated board is fully starting September 2009, we expect that our sale revenues will grow steadily from 2010 due to our core production switching from the decor paper to laminated board, which is considerably more profitable.

Cost of Revenue

Cost of revenue primarily includes cost of supplies to manufacture our décor paper. We had $4,280,341 and $4,378,179 in cost of sales, or 57.51% and 62.91% of sales revenues, during the three months ended September 30, 2009 and 2008, respectively. The cost of revenue as a percentage of revenue decreased due to the more efficient use of supplies.

During the nine months ended September 30, 2009 and 2008, we had $9,494,871 and $11,787,678 in cost of sales, or 55.47% and 58.69% of sales revenues, respectively. The cost of revenue as a percentage of revenue decreased due to the more efficient use of supplies.

Expenses

We had operating expenses of $923,247 and $3,305,434 for the three and nine months ended September 30, 2009, respectively, compared to the operating expenses of $357,812 and $1,165,336 for the same periods ended September 30, 2008, respectively. The significant increase in operating expenses during the nine months ended September 30, 2009 was due primarily to the professional and consulting fee of $1,266,555 incurred in connection with the services rendered for the plan of exchange transaction. In addition, we had non-cash consulting expenses of $339,096 during the third quarter of 2009 as a result of 400,000 warrants (the “Warrants”) granted to an investor relations firm. The Warrants are irrecoverable, non-cancelable and have an exercise price of $1.4 per share, with piggy back registration rights, expire on September 1, 2010, the cost of which was valued by using the Black-Scholes Option Pricing Model according to ASC 718.

Income Taxes

We had income taxes of $669,142 and $1,450,737 for the three and nine months ended September 30, 2009, respectively, compared to the income taxes of $521,751 and $1,715,031 for the same periods ended September 30, 2008, respectively.

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. We have subsidiaries that operate in various countries: United States, BVI and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Florida and is subject to the tax laws of the United States of America.

British Virgin Island

Under the current BVI law, Wide Broad is not subject to tax on its income or profits. For the period ended September 30, 2009, Wide Broad suffered from an operating loss of $1,290,520 while generated an operating income of $23,800 for the period ended September 30, 2008.

The PRC

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested. Starting from January 1, 2008, CHDITN is entirely subject to the unified income tax rate of 25% on the taxable income under the New CIT Law.

Net Income

We had net income of $1,527,537 and $2,737,448 for the three and nine months ended September 30, 2009, respectively, compared to the net income of $1,620,456 and $5,181,752 for the same periods ended September 30, 2008, respectively. The net income in these periods was due primarily to sales of our décor paper. Our net income is a function of revenues, cost of sales and other expenses as described above.

The net income decreased in the third quarter of 2009 by $92,919 compared to the same period in 2008 was due primarily to the increase in sale revenue offset by the non-cash consulting expenses of $339,096 incurred during the third quarter of 2009 as a result of 400,000 warrants (the “Warrants”) granted to an investor relationships firm. The Warrants are irrecoverable, non-cancelable and have an exercise price of $1.4 per share, with piggy back registration rights, expire on September 1, 2010, the cost of which was valued by using the Black-Scholes Option Pricing Model according to ASC 718.

Our total net income during the nine months ended September 30, 2009 decreased by $2,444,304 compared to the same period ended September 30, 2008, which was due primarily to the decrease in sales revenues by $2,968,399 and the increase in operating expenses by $2,140,098.

Impact of Inflation

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,948,811 and $4,325,124 for the nine months ended September 30, 2009 and 2008, respectively. Positive cash flows from operations for the nine months ended September 30, 2009 were due primarily to the net income of $2,737,448, the increase in accounts payables by $204,857, the increase in accrued liabilities and other payables by $212,022, plus the increase in promissory notes payable by 705,000, partially offset by the increases in accounts receivable by $2,430,154. Positive cash flows from operations for the nine months ended September 30, 2008 were due primarily to the net income of $5,181,752 and the collection in accounts receivable by $462,970, partially offset by the increase in inventory by $462,721, and the decrease in accounts payable by $821,376.

Cash flows used in investing activities were $2,649,189 and $5,054,670 for the nine months ended September 30, 2009 and 2008, respectively. The cash flows used in investments for both periods were due primarily to the payments to construction in progress, which were $2,649,189 and $4,838,502 for the nine months ended September 30, 2009 and 2008, respectively.

Cash flows provided by financing activities were $1,041,562 and $303,628 for the nine months ended September 30, 2009 and 2008, respectively. Positive cash flows from financing activities during the nine months ended September 30, 2009 were due primarily to proceeds from net private placement of $180,000, a loan from a related party in the amount of $1,349,528 and a bank loan in the amount of $774,570, offset by the payments on bank loan of $1,262,536. Positive cash flows from financing activities during the nine months ended September 30, 2008 were due primarily to a bank loan in the amount of $2,153,208, offset by the payments on bank loan of $1,137,665, plus the repayments to the loan from a related party in the amount of $711,915.

We project that we will need additional capital to fund operations over the next 6 months. We anticipate we will need an additional $2,000,000 per year in 2010 and 2011.

Overall, we have funded our cash needs from inception through September 30, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $611,669 on hand as of September 30, 2009. Currently, we have enough cash to fund our operations for about six months. This is based on our current cash flows from operating activities and financing activities, our positive working capital and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $2,000,000 per year starting in 2010. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our business plan.

Demand for the products and services will be dependent on, among other things, market acceptance of our products, décor paper market and laminated board market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We are specializing in the production and sales of high quality decor paper such as furniture decorative paper, wood-grain paper, and paperboard. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our products and our concept.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Consolidated Financial Statements.

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since it was disclosed in the previously filed amendment to the Current report on Form 8-K/A, dated August 31, 2009.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 18, 2009, we entered into an Offshore Stock Purchase Agreement (the “Stock Purchase Agreement”) with a private investor, Mr. Zhang, Zijian (“Mr. Zhang”), pursuant to which Mr. Zhang purchased 200,000 shares of restricted common stock for an aggregate amount of $200,000, or $1.00 per share. As a result, Mr. Zhang owns 0.97% of the issued and outstanding shares of our common stock. The proceeds from the Stock Purchase Agreement were used to fund our working capital.  These shares were sold pursuant to Regulation S.

On September 22, 2009, we entered into an Investor Relations Consulting Agreement (the “Consulting Agreement”) with an Investor Relations firm, pursuant to which we granted 400,000 warrants priced at $1.40 per share, for the services rendered in connection with management consulting, business advisory, shareholder information and public relations. The warrants are irrecoverable, non-cancelable with piggy back registration rights and were exempt from registration pursuant to Regulation D.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

On June 16, 2009, the Board of Directors of the Company adopted a resolution approving a four to one reverse split of our common stock. The reverse split combines the Company’s outstanding Common Stock on the basis of 4 outstanding shares being changed to 1 outstanding share. Each shareholder’s percentage ownership in the Company (and relative voting power) will remain essentially unchanged as a result of the reverse split. The reverse split took effective on July 24, 2009.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K filed in the first quarter of 2009

(1)
On July 24, 2009, we filed a current report in Form 8-K to announce a Plan of Exchange entered between and among us, Wide Broad Group Ltd., a company organized and existing under the laws of the British Virgin Islands (“Wide Broad”), Man Kwai Ming, an individual and Smart Approach Investments Limited, a British Virgin Islands corporation, each a “Wide Broad Shareholder”, Dongguan CHDITN Printing Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“CHDITN”), the shareholders of CHDITN and our Majority Shareholder.

(2)	On August 6, 2009, we filed a current report in Form 8-K to announce a press release discussing a proposed private placement by the Company.
(3)	On August 31, 2009, we filed an amendment to current report in Form 8-K/A to amend the current report in Form 8-K filed on July 24, 2009.
Reports on Form 8-K filed subsequent to the first quarter of 2009

(1)	On November 5, 2009, we filed a current report in Form 8-K to announce change in our certifying accountant.

(2) (3)
On November 6, 2009, we filed a current report in Form 8-K to announce change in our Chief Financial Officer.

On November 17, 2009, we filed an amendment to the current report in Form 8-K/A to amend the current report in Form 8-K filed on November 6, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DÉCOR PRODUCTS INTERNATIONAL, INC.

Date: November 19, 2009	By:	/s/ Rui Sheng Liu
Rui Sheng Liu President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002