Form 10-K
period 2009-12-31
DECOR PRODUCTS INTERNATIONAL, INC.
filed 2010-04-15
CIK 1435717

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-53272

DÉCOR PRODUCTS INTERNATIONAL, INC.
(F/K/A MURALS BY MAURICE, INC.)
(Exact name of small business issuer as specified in its charter)

Florida	2679	20-8565429
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Décor Products International, Inc.
No. 6 Economic Zone, Wushaliwu, Chang’an Town
Dongguan, Guangdong Province, China
Telephone No.:  0769-85533948
(Name, Address and Telephone Number
of Principal Executive Offices and Agent for Service)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [  ]No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [  ]No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                   No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2009 were $ 25,262,562.

The aggregate market value of the voting stock and non-voting common equity on April 14, 2010 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $8,049,456 based upon the most recent sales price ($1.50) for such Common Stock on said date, April 14, 2010. On April 14, 2010, there were 20,598,304 shares of our Common Stock issued and outstanding, of which approximately 5,366,304 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of April 14, 2010: 20,598,304

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

TABLE OF CONTENTS

PART I:

Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9A(T). Controls and Procedures
Item 9B. Other Information

PART III:

Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services

PART IV:

Item 15. Exhibits, Financial Statement Schedules

SIGNATURES:

ITEM 1. BUSINESS

Our Company

The Company was incorporated under the laws of the state of Florida on January 11, 2007 under the name Murals by Maurice, Inc. and specialized in mural painting.  Murals by Maurice, Inc. carried on that business until July of 2009 when it was restructured.

On July 17, 2009, Décor Products International, Inc. (F/K/A Murals by Maurice, Inc.) a Florida corporation (including its successors and assigns, “DCRD” or “Registrant” or “Company”); Maurice Katz (“Maurice”); Wide Broad Group Ltd., a company organized and existing under the laws of the British Virgin Islands (“Wide Broad”), Man Kwai Ming, an individual and Smart Approach Investments Limited a British Virgin Islands corporation (each a “Wide Broad Shareholder”) and together with their successors and assigns (collectively the “Wide Broad Shareholders”), Dongguan CHDITN Printing Co., Ltd., a company organized and existing under the laws of the People’s Republic of China (“CHDITN”), and the shareholders of CHDITN (the “CHDITN Shareholders”) entered into a Plan of Exchange (“POE”).

Pursuant to the POE, DCRD acquired one hundred percent (100%) of the issued and outstanding share capital of Wide Broad from the Wide Broad Shareholders in an exchange for a new issuance 20,000,000 shares of common stock of DCRD and the simultaneous retirement to treasury of 7,450,000 shares of common stock (the “Control Shares”) held in the name of Maurice Katz (our former President) in a transaction intended to qualify as a tax-free exchange pursuant to sections 351 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

Also pursuant to the POE, DCRD affected a 1 for 4 reverse split of the Common Stock of DCRD. At the Closing of the POE, DCRD had 100% of the issued and outstanding shares of Wide Broad. As of the Closing date, DCRD issued to Wide Broad 20,000,000 new investment shares of Common Stock of DCRD and simultaneously retired to treasury, 7,450,000 shares of common stock held in the name of Maurice Katz (our former President), in exchange for 100% of the capital stock of Wide Broad.

DCRD and Wide Broad reorganized and Wide Broad became a wholly-owned subsidiary of DCRD. CHDITN is currently a wholly-owned subsidiary of Wide Broad and after the post share exchange, CHDITN became a wholly-owned indirect subsidiary of DCRD operating under the name “Dongguan CHDITN Printing Co., Ltd.” a corporation organized and existing under the laws of the People’s Republic of China.

Information about Wide Broad Group, Ltd and Dongguan CHDITN Printing Co., Ltd.

Wide Broad was incorporated in the British Virgin Islands as a limited liability company under the BVI Business Companies Act on September 28, 2006. They served as the parent company of Dongguan CHDTIN Printing Co., Ltd, which was established in 1998 and is located in Chang’an Town, Dongguan, Guangdong, between Shenzhen and Guangzhou in southern China. CHDITN is an enterprise specializing in the production and sale of high quality decor paper such as furniture decorative paper, wood-grain paper, and paperboard. CHDITN has taken a leadership position in introducing advanced microcomputer intaglio (gravure) printing production equipment to the market. CHDITN also conducts research and development in manufacturing 30g -120g PU paper, polyester paper, melamine paper, wear-proof paper, 3D wood grain paper, as well as different kinds of environmental friendly decorative papers.

Products and Services

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

Decor paper is highly affected by furniture and fortified wooden floorboard industries. The architectural decorative material industry has grown quickly fast in recent years because of prosperity in real estate markets all over the world.

We now have 3 décor paper printing production lines of which 2 were in full operation with a one year production capacity of 96 million meters. The remaining 1 printing line was completed its installation and testing in the first quarter of 2010. We conduct research and development in manufacturing 30g -120g PU paper, polyester paper, melamine paper, wear-proof paper, 3D wood grain paper, as well as different kinds of environmentally friendly decorative papers.

 PU (PolyUrethane) Paper

· Produced by superficial PU printing using original paper.
· Width is 1.27 meters; each packaged roll has a volume between 1250 and 2500 meters; specification is 30g-60g.
· Product characteristics:

o	The wood patterned paper surface passes through special handling; the surface is durable, pliable but hard to break, doesn’t degrade easily, and is environmental friendly.
o	Suitable for adhering to particleboard, medium density fiberboard (MDF), high density fiberboard (HDF), cardboard, plywood, and furniture.

Paint Paper

· Width is 1.27 meters; the specification is 30g-60g.
· Product characteristics:

o	Pre-soaked paint paper is a form of high anti-avulsion decorating paper which has high flexibility after soaking, and is easily adhered to surfaces.
o	Suitable for particleboard, MDF and HDF, cardboard, plywood, and curved surfaces

Polyester Paper

· Width 1.27 meters, specification is 30g; each packaged roll is generally between 1250 meters and 2500 meters
· Product characteristics:

o	Easily adheres to most wooden surfaces, thus is one of the furniture industry’s most commonly used covering materials.

Melamine Furniture Surface Paper

· Suitable for post-soaking, paste-pressed melamine board and reinforced floor board surfaces.
· The common paper thickness is 60-80g/meter.
· Product characteristics:

o	Compared to polyester paper, melamine paper is more resistant to wear, heat, fire or smoke, and easier to clean. Melamine paper is fungus and mould proof and anti-static.
o
Excellent texture and clear color has met the national standards of Europe and America. The design is diverse, environmentally friendly, and cost effective. Conforms to the current environmental protection trends.

Distribution Methods of the Products or Services

We face to face directly sell to our customers (furniture factory or decor board factory). We also use the distributors for selling products.

Source and Availability of Raw Materials

The imported raw materials are purchased from national supply agents. Suppliers will directly transport the materials to out factory on time. We have regular and long term supply partners which allows for the stability of our supplies.

Patents, Trademarks, Royalties, Etc.

The Company has its own registered trademark in China and as of January 26, 2010 Décor Products International, Inc. has been added to the supplemental register of the United States Patent and Trademark Office, although no claim is made to the exclusive right to use "products and Inc.".

Government Approvals

- The Company obtained an Industrial and Commercial Business License and tax registration certificates
- The Company obtained a printing operation license

- The Company's products have passed all relevant inspection and quarantine

Existing or Probable Governmental Regulations

The Company’s complies with all relevant government regulations. The Company is familiar with the relevant government regulations, laws, and industrial policies. The Company minimizes the cost of abiding by the government regulations by being well versed in the policies and laws.

Number of Employees

We currently have 103 employees.

Strategy and Implementation Summary

We plan to refine our range of business, from decorative paper supplier to only focusing on decorative board, such as our melamine production business, so as to gain a competitive advantage in the market place. This new service we hope will help to increase our market share in the entire industry. We believe that demand for decorative paper as surface materials is expected to decrease in the future and melamine as surface materials has a brighter future and its demand will increase. Melamine board holds approximately 50% of the market share in the kitchen furniture industry because it can be cleaned easily as determined by our internal research department.

Future product development strategy

·
The company had planned to add three new décor paper printing production lines, one of which was completed its installation and testing in the first quarter of 2010, with the total capacity to produce 180 million meters of decor paper and up to 35 laminating machines to enable the Company to offer pre-laminated wood panels to its customers;

·	Research demand trends in international furniture and decoration;

·	Conduct new material and new technology studies;
·	Develop products that conform to market demand; and
·	Become the industry leader.

Expansion Plans

* We are about to commence major expansion at our plant in Chang’an Town, covering decor paper, decorative board production, R&D and some other fields.

* The existing plant occupies 60,000 square feet of land. We have 100,000 square feet of vacant leased land adjacent to the existing plant.

* The centerpiece of our expansion will be 3 new state-of-the-art water-based ink printing lines. The annual capacity of each line is 60 million meters. The use of water-based inks will significantly lower ink costs. Solvent-based inks currently represent 50% of our total manufacturing costs.

* In addition to the new printing lines, we have identified a new market for pre-laminated wooden panels for a number of our clients, particularly, breakdown furniture manufacturers. We will install several laminated board and pressing machines. The wooden panels, primarily medium density fiberboard (MDF) and high density fiberboard (HDF), will be purchased domestically.

We expect to execute our expansion plans in the coming 3 years and believe the “package” service will help to increase our market share of the global industry. During the years from 2010 to 2012, we expect to own 2 more decor paper production line and 3 new laminated board production lines.

Competition

We compete with several other Chinese decor paper manufacturers, as well as European manufacturers. Major decorative paper manufacturers mainly dominate in German, as well as Spain, and Japan. The decorative base paper industry in the PRC is still in its infant development stage and with low concentration. Over one hundred companies engage in this industry now. Most of them are small scale with low output. Decorative paper manufacturing bases mainly distribute in areas such as JiangSu, ZheJiang, HeBei, TianJin, ShanDong , ShangHai and GuangDong province.

Our major domestic competitors include: Wanli Industrial (Melamine paper: 7.59 million pieces in 2007; Decor paper: 6726 tones in 2007), Beijing Jingnan Decorative Materials Plant (10 production lines; Decor paper: 5000 tones; Decorative board: 400,000 pieces), Hebei Hengyuan Industrial (Decor paper: 6 production lines with annual 3000 tones; Soakage paper: 8 production lines with 15 million pieces.), The Interprint Group, China (4 production lines, Decor paper: yearly 3500 tones). We have a distinct advantage over these manufacturers in that they are all located in Zhejiang Province in Eastern China (near Shanghai). The Zhejiang Province is a large producer of furniture, the second largest in China, however, well behind Guangzhou and Shenzhen – two of our key markets in southern China.

We also have competition from a number of integrated paper companies such as Shandong Lunan Paper which produces decor paper on smaller paper machines. We have a freight cost advantage, as well as newer technology when compared to Shandong Lunan Paper.

We also compete with European decor paper producers such as Schattdecor and Arjowiggins, However, we fortunately have a significant freight cost advantage, as well as lower labor costs compared to Schattdecor and Arjowiggins.

Competitive Advantages

· Nine years of decor paper manufacturing history

· Very profitable business – after tax margins 20%

· Experienced, proven, and motivated management

· Sales force located in the major furniture producing regions

· State-of-the-art technology and high quality control

· Geographic advantage – freight cost advantage

Market and Strategy

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

Intellectual Property

The Company is currently processing a registered trademark within the United States for Décor Products International, Inc. ™. This trademark serial number is 77833022 and was initially filed with the United States Patent and Trademark Office on September 23, 2009. The Company does have a registered trademark named "CHDITN” in China. The trademark is classified as No. 16 according to the International Classification of Goods. The time of validity for the trademark is from October 7, 2004 to October 6, 2014 with unlimited renewals. The trademark was issued by the Trademark Office under the State Administration for Industry and Commerce, PRC.

Regulation

There is no specific law and regulation governing the industry in which CHDITN performs in.

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

There is no liquid trading market for DCRD shares of common stock.

There has never been a liquid public trading market in DCRD common stock and no such liquid trading market is expected to develop in the immediate future. DCRD common stock is not a suitable investment for investors who require liquidity. There can be no assurance that a significant public market for DCRD will develop or be sustained. Thus, there is a risk that you may never be able to sell your shares.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our common shares have historically been sporadically or "thinly-traded" on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this Registration Statement. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our corporate actions are substantially controlled by a single stockholder.

Man Kwai Ming currently owns approximately 65.69% of our outstanding Common Stock, representing a majority of our voting power. This stockholder could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in the principal stockholder, elections of our board of directors will generally be within the control of this stockholder. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with this principal stockholder. As such, it would be extremely difficult for shareholders to propose and have approved proposals not supported by the Man Kwai Ming. There can be no assurances that matters voted upon by the Man Kwai Ming will be viewed favorably by all shareholders of our company.

DCRD does not intend to pay any dividend for the foreseeable future.

DCRD does not anticipate paying cash dividends in the foreseeable future. The future payment of dividends is directly dependent upon future earnings, financial requirements and other factors to be determined by DCRD’s board of directors. DCRD anticipates any earnings that may be generated from operations will be used to finance growth and that cash dividends will not be paid to shareholders.

DCRD may need to issue more stock, which could dilute your stock.

If DCRD does not have enough capital to meet future capital requirements, they may need to conduct additional capital-raising in order to continue operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to shareholders and/or increased debt service commitments. Accordingly, if DCRD issues additional stock, it could reduce the value of your stock.

If DCRD loses the services of a number of key employees, their business could suffer.

Our success is highly dependent upon the continued services of Liu Rui Sheng, who is President, CEO and Chairman of our Board of Directors. We do have a written employment agreement with Mr. Liu until 2010 but the loss of his services would have a material adverse effect on DCRD and subsequently CHDITN business. There can be no assurances that DCRD would be able to replace this executive in the event his services become unavailable. DCRD does not have any key-man life insurance on any of their employees.

Changes In The Cost Or Availability Of Raw Materials, Energy And Transportation Could Affect Our Profitability.

We rely heavily on certain raw materials (paper, ink), energy sources (principally natural gas, coal and fuel oil) and third party companies that transport our goods. Our profitability has been, and will continue to be, affected by changes in the costs and availability of such raw materials, energy sources and transportation sources.

The Industries In Which We Operate Experience Both Economic Cyclicality And Changes In Consumer Preferences. Fluctuations In The Prices Of And The Demand For Our Products Could Materially Affect Our Financial Condition, Results Of Operations And Cash Flows.

Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. In addition, changes in consumer preferences may increase or decrease the demand for our fiber-based products and non-fiber substitutes. Consequently, our operating cash flow is sensitive to changes in the pricing and demand for our products.

Competition In The Global Market Could Negatively Impact Our Financial Results.

We operate in a competitive international environment in all of our operating segments. Pricing or product strategies pursued by competitors could negatively impact our financial results. Increased competition from either domestic or foreign paper producers provides alternatives to the company's products. Increases in competitive production capacity, can result in sales declines from reduced shipment volume and/or lower net selling prices in order to maintain shipment volume.

Continued Adverse Developments In General Business And Economic Conditions Could Have An Adverse Effect On The Demand For Our Products And Our Financial Condition And Results Of Operation.

General economic conditions may adversely affect industrial non-durable goods production, consumer spending, commercial printing and advertising activity, and consumer confidence, all of which impact demand for our products. In addition, continued volatility in the capital and credit markets, which impacts interest rates, currency exchange rates and the availability of credit could have a material adverse effect on our business, financial condition and our results of operations.

Material Disruptions At One Of Our Manufacturing Facilities Could Negatively Impact Our Financial Results.

We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

*unscheduled maintenance outages;

*prolonged power failures;

*an equipment failure;

*a chemical spill or release;

*explosion of a boiler;

*the effect of a drought or reduced rainfall on its water supply;

*labor difficulties;

*disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

*fires, floods, earthquakes, hurricanes or other catastrophes;

*terrorism or threats of terrorism;

*domestic and international laws and regulations applicable to our Company and our business partners, including joint venture partners, around the world; and

*other operational problems.

Any such downtime or facility damage could prevent us from meeting customer demand for our products and/or require us to make unplanned capital expenditures. If one of these machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer requirements could be impaired, resulting in lower sales and having a negative effect on our financial results.

We May Experience Pricing Variability

The polyurethane paper, paint paper, polyester paper, and melamine furniture surface paper industries historically have experienced significant fluctuations in selling prices. If we are unable to maintain the selling prices of products within these industries, that inability may have a material adverse effect on our results of operations and financial condition. We are not able to predict with certainty market conditions or the selling prices for our products.

We may experience high account receivables balances from time to time due to extending the credit terms, which may have an adverse effect on our operating profitability and cash flow and financing needs.

We generally have extended the credit terms of accounts receivable from 30 to 90 days to 90 to 180 days accounts receivable period, and if our customers extend the period in which they pay, we will experience a reduced cash flow, which could have an adverse effect on our ability to fund our operations and growth.  One result may be that we will have to obtain outside financing and our operating expense will increase.  Extension of the accounts receivable period may also result in reduced collections, which will adversely affect our operations and profitability.

We Have Been Dependent on Certain Customers

Our top ten customers account for 26.1% of sales. The loss of these customers could have a material adverse effect on sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows.

DCRD may have difficulty managing potential growth.

DCRD could experience a period of significant expansion and they anticipate that further expansion will be required to address potential growth in customer base and market opportunities. Any expansion is expected to place a significant strain on management, operational and financial resources. At the present time, DCRD expects it will be required to increase the number of employees during the current fiscal year. To manage the expected growth of operations and personnel, DCRD will be required to improve existing and implement new transaction processing, operational and financial systems, procedures and controls, and to expand, train and manage the growing employee base. DCRD also will be required to expand finance, administrative and operations staff. Further, DCRD may be required to enter into relationships with various strategic partners necessary to business. There can be no assurance that the current and planned personnel systems, procedures and controls will be adequate to support the future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that management will be able to identify, manage and exploit existing and potential strategic relationships and market opportunities. DCRD’s failure to manage growth effectively could have a material adverse effect on business, results of operations and financial condition.

If appropriate opportunities present themselves, DCRD intends to acquire technologies, services or products that they believe are strategic. The process of integrating an acquired technology, service or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.

Further, acquisitions of technologies, services or products could result in potentially the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect business, results of operations and financial condition. Any such future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available on terms favorable to DCRD, or at all, and such financing, if available, might be dilutive.

DCRD’s business plan is based, in part, on estimates and assumptions which may prove to be inaccurate and accordingly their business plan may not succeed.

The discussion of the business incorporates management’s current best estimate and analysis of the potential market, opportunities and difficulties that DCRD faces. There can be no assurances that the underlying assumptions accurately reflect opportunities and potential for success. Competitive and economic forces on marketing, distribution and pricing of products make forecasting of sales, revenues and costs extremely difficult and unpredictable.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in this current report.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, most of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

PRC laws and regulations governing our business are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

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

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of our monies, our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Risk Factors Regarding Our Subsidiary, Wide Broad Group Ltd.

If shareholders sought to sue Wide Broad or DCRD officers or directors, it may be difficult to obtain jurisdiction over the parties and access to the assets located in the PR C.

Because Wide Broad and DCRD’s officers and directors will reside outside of the United States, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against such officers and directors by shareholders in the United States. It also is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws. Furthermore, because substantially all of Wide Broad and DCRD’s assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against then in U.S. court.

BVI companies may not be able to initiate shareholder derivative actions, thereby depriving shareholders of the ability to protect their interests.

BVI companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred. The BVI courts are also unlikely to recognize or enforce against Décor’s judgments of courts in the United States based on certain liability provisions of U.S. securities law and to impose liabilities against it, in original actions brought in the British Virgin Islands, based on certain liability provisions of U.S. securities laws that are penal in nature.

Although there is no statutory enforcement in the British Virgin Islands of judgments obtained in the United States, the courts of the British Virgin Islands will recognize a foreign judgment as the basis for a claim at common law in the British Virgin Islands provided:

* the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

* the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

* in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

* recognition or enforcement of the judgment in the BVI would not be contrary to public policy; and

* the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Presently, we lease a plant that is 60,000 square feet. We also lease 100,000 square feet of vacant land adjacent to our plant for future expansion. Our plant is located at Chang’an Town, Dongguan, Guangdong, between Shenzhen and Guangzhou in southern China.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 4.

Not Applicable
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded the Over-The-Counter Bulletin Board under the symbol “DCRD.” The Over-The-Counter Bulletin Board is a quotation medium for subscribing members only. And only market makers can apply to quote securities on the Over-The-Counter Bulletin Board. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

Period	High	Low
Quarter Ended December 31, 2008*	$.20	$.125
Quarter Ended March 31, 2009	$.51	$.20
Quarter Ended June 30, 2009	$.65	$.51
Quarter Ended September 30, 2009**	$2.60	$1.50
Quarter Ended December 31, 2009	$2.75	$1.70
Interim period April 14, 2010	$1.50	$1.50
*Our stock commenced trading on October 15, 2008
**Our stock effected a 1 for 4 Reverse Split on July 24, 2009

A shareholder in all likelihood will not be able to resell their securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Holders

As of April 14, 2010 there were 70 holders of record of our common stock.

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

Equity Compensation Plan and Stock Option Plan Information

The Company, at the current time, has no stock option plan or any equity compensation plans

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the past three years the registrant has issued the following securities without registration under the Securities Act of 1933, as amended:

Shares Issued for Services in 2007

We issued 8,000,000 (2,000,000 post split) common shares to Maurice Katz, President and CEO, for his services to our Company. The shares were issued at par value. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

We issued 150,000 (37,500 post split) common shares to Robin Beugeltas, co-founder, for his services to the Company. The shares were issued at par value. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

We issued 50,000 (12,500 post split) common shares to Guardian Registrar & Transfer, Inc. for its services to the Company as a registrar and transfer agent.  The shares were issued at $.20 per share and used to pay for part of the service fee owed to Guardian in their capacity as your transfer agent. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

We issued 50,000 (12,500 post split) common shares to Weiheng Cai for his services as a member of the Company’s Board of Directors. The shares were issued at par value. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

We issued 500,000 (125,000 post split) common shares to Greentree Financial Group, Inc. for its consulting services to the Company that consist of assisting in the preparation of Form 10, compliance with state Blue Sky regulations, selection of an independent transfer agent and Edgar services. The shares were issued at $.20 per share.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.  A copy of the consulting agreement between Greentree Financial Group, Inc. and ourselves is attached hereto as Exhibit 10.30.

2007 Common Stock Offering

We issued 42,500 (10,625 post split) shares of the Company’s common stock shares to seven accredited US investors for $.20 ($0.80 post split) per share and an aggregate cost of $8,500.  The offering was not underwritten since it was made privately to a small group of investors in the local community.  These sales of restricted securities were made in reliance upon Regulation D of the Securities Act of 1933.  These securities have not been approved or disapproved by the Securities and Exchange Commission nor has the SEC or any agency reviewed or passed upon the accuracy or adequacy of the offering memorandum.  Any representation to the contrary is a criminal offense.  Accordingly, investors relied upon their own examination of the offering and our Company in making an investment decision.  This offering was made in reliance on an exemption from registration with the SEC provided by section 3(b) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D promulgated there under by the SEC.

We issued 100,000 (25,000 post split) of the Company’s unregistered common stock shares to 30 offshore investors, for $.20 ($0.80 post split) per share and an aggregate cost of $20,000.  The offering was not underwritten since it was made to only a small group of investors in China.  We found these individuals through our Director Weiheng Cai who approached individuals in his local community in south China for investment in our Company.  These sales of restricted securities were made in reliance upon an exemption from registration provided by Regulation S of the Securities Act of 1933.  These securities have not been approved or disapproved by the Securities and Exchange Commission nor has the SEC or any agency reviewed or passed upon the accuracy or adequacy of the offering memorandum.  Any representation to the contrary is a criminal offense.  Accordingly, investors relied upon their own examination of the offering and our Company in making an investment decision.  This offering was made in reliance on an exemption from registration with the SEC provided by Rule 903 of Regulation S promulgated under the Securities Act of 1933 by the SEC.

2009 Shares Issued

Pursuant to the POE and as of closing of the POE, the Company owns 100% of the issued and outstanding shares of Wide Broad. As of the Closing date, the Company issued to Wide Broad 20,000,000 new investment shares of Common Stock of the Company and simultaneously retired to treasury, 7,450,000 shares of common stock held in the name of Maurice Katz (our President), in exchange for 100% of the capital stock of Wide Broad. The Company and Wide Broad has been reorganized, such that the Company has acquired 100% the capital stock of Wide Broad, and Wide Broad is a wholly-owned subsidiary of the Company. CHDITN is currently a wholly-owned subsidiary of Wide Broad and after the post share exchange, CHDITN is a wholly-owned indirect subsidiary of the Company operating under the name “Dongguan CHDITN Printing Co., Ltd.” a corporation organized and existing under the laws of the People’s Republic of China.

In connection with POE we issued 18,000,000 shares to Mr. Man Kwai Ming. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In connection with the POE we issued 2,000,000 shares to Smart Approach Investments, Ltd., a limited liability company organized under the laws of the British Virgin Islands. Mr. Ng Siu Kei is the sole director and shareholder of Smart Approach Investments, Ltd. We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

On December 4, 2009, the Company’s Board of Directors issued Four Hundred Five Thousand (405,000) Warrants to purchase Four Hundred Five Thousand (405,000) shares of the Company’s Common Stock at one dollar per share for a period of five years.  The Warrants were issued to Greentree Financial Group Inc., Precursor Management Inc., Linear Capital Partners LLC and Maurice Katz as incentive to lend money to CHDITN Printing Co. Ltd., the Registrants wholly owned subsidiary in China.  The Warrants were issued, pursuant to the Securities Act of 1933, as amended, and applicable state law. Specifically, we relied on section 4(2) of the Securities Act of 1933.  We issued these shares based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there were only four offerees, (3) the offerees have agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offerees were sophisticated investors very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

On November 10, 2009, the Company’s Board of Directors issued Two Million Three Hundred Forty Thousand (2,340,000) Warrants to purchase Two Million Three Hundred Forty Thousand (2,340,000) shares of the Company’s Common Stock at one dollar per share for a period of five years.  The Warrants were issued to Zhuang, Jinghua and Shi Quan Ling as incentive to lend money to CHDITN Printing Co. Ltd., the Registrants wholly owned subsidiary in China.  The Warrants were issued, pursuant to the Securities Act of 1933, as amended, and applicable state law. Specifically, we relied on section 4(2) of the Securities Act of 1933.  We issued these shares based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In September of 2009, we entered into an Investor Relations Consulting Agreement (the “Consulting Agreement”) with an Investor Relations firm, pursuant to which we granted 400,000 warrants priced at $1.40 per share, for the services rendered in connection with management consulting, business advisory, shareholder information and public relations. The warrants are irrecoverable, non-cancelable with piggy back registration rights and were exempt from registration pursuant to Regulation D.

Also, in August 2009, we entered into an Offshore Stock Purchase Agreement (the “Stock Purchase Agreement”) with a private investor, Mr. Zhang, Zijian (“Mr. Zhang”), pursuant to which Mr. Zhang purchased 200,000 shares of restricted common stock for an aggregate amount of $200,000, or $1.00 per share. As a result, Mr. Zhang owns 0.97% of the issued and outstanding shares of our common stock. The proceeds from the Stock Purchase Agreement were used to fund our working capital.  These shares were sold pursuant to Regulation S.

In July 2009, we issued 5,000 (1,250 post split) common shares to Salvatore Trapani at $0.20 ($0.80 post split) per share for an aggregate price of $1,000.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In July 2009, we issued 25,000 (6,250 post split) common shares to Meika Johnson at $0.20 ($0.80 post split) per share for an aggregate price of $5,000.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

In July 2009, we issued 75,000 (18,750 post split) common shares to Danzig Ltd. at $0.20 ($.80 post split) per share for an aggregate price of $15,000.  We used the proceeds from these offerings for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing its shares, to the effect that it will not resell the stock unless its shares are registered or an exemption from registration is available; (4) the offeree was a sophisticated investor very familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 SW 6th Street, Suite 216, Plantation, Florida 33324.

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our product; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executive.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Revenues

We had revenues of $25,262,562 and $25,671,704 for the years ended December 31, 2009 and 2008, respectively. The sales revenues were due primarily to the sales of our décor paper. The revenues decreased due primarily to the economic downturn as a result of the global financial crisis during the second half of 2008 which had a negative impact on our sales during the first and second quarters of 2009.

Cost of Revenue

Cost of revenue primarily includes cost of supplies to manufacture our décor paper. We had $14,282,060 and $15,112,332 in cost of sales, or 56.53% and 58.87% of sales revenues, during the years ended December 31, 2009 and 2008, respectively. The cost of revenue as a percentage of revenue decreased due to the more efficient use of supplies.

Operating Expenses

We had operating expenses of $4,586,767 and $1,549,643 for the years ended December 31, 2009 and 2008 respectively. The significant increase in operating expenses was due primarily to the professional and consulting fee of $1,402,892 incurred in connection with the services rendered for the plan of exchange transaction. In addition, we had non-cash consulting expenses of $339,096 as a result of 400,000 warrants (the “Warrants”) granted to an investor relations firm. The Warrants are irrecoverable, non-cancelable and have an exercise price of $1.40 per share, with piggy back registration rights, expire on September 1, 2010, the cost of which was valued by using the Black-Scholes Option Pricing Model according to ASC 718.

Income Taxes

We had income taxes of $1,971,276 and $2,164,756 for the years ended December 31, 2009 and 2008, respectively.

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

British Virgin Islands

Under the current BVI law, Wide Broad is not subject to tax on its income or profits. For the year ended December 31, 2009, Wide Broad suffered from an operating loss of $1,413,329 while generating an operating income of $36,453 for the year ended December 31, 2008.

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

Net Income

We had net income of $4,094,623 and $6,552,265 for the years ended December 31, 2009 and 2008, respectively. The net income in these periods was due primarily to sales of our décor paper. Our net income is a function of revenues, cost of sales and other expenses as described above.

Our total net income during the years ended December 31, 2009 and 2010 decreased by $2,457,642, which was due primarily to the decrease in sales revenues by $409,142 and the increase in operating expenses by $3,037,124.

Impact of Inflation

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $3,308,043 and $5,856,662 for the years ended December 31, 2009 and 2008, respectively. Positive cash flows from operations for the year ended December 31, 2009 were due primarily to the net income of $4,094,623, the increase in accounts payables by $69,409, the increase in accrued liabilities and other payables by $753,172, plus the increase in promissory notes payable by $405,000, partially offset by the increases in accounts receivable by $2,530,117. Positive cash flows from operations for the year ended December 31, 2008 were due primarily to the net income of $6,552,265 and the collection in accounts receivable by $281,604, partially offset by the increase in inventory by $280, and the decrease in accounts payable by $920,690.

Cash flows used in investing activities were $5,517,201 and $6,324,787 for the year ended December 31, 2009 and 2008, respectively. The cash flows used in investments for both periods were due primarily to the payments to construction in progress, which were $5,068,313 and $5,168,481 for the years ended December 31, 2009 and 2008, respectively.

Cash flows provided by financing activities were $2,719,214 and $122,470 for the years ended December 31, 2009 and 2008, respectively. Positive cash flows from financing activities during the year ended December 31, 2009 were due primarily to proceeds from net private placement of $180,000, a loan from a related party in the amount of $1,389,847 and a bank loan in the amount of $774,754, offset by the payments on bank loan of $1,702,317. Positive cash flows from financing activities during the year ended December 31, 2008 were due primarily to a bank loan in the amount of $2,164,546, offset by the payments on bank loan of $1,312,732, plus the repayments to a related party in the amount of $729,344.

We project that we will need additional capital to fund operations over the next 6 months. We anticipate we will need an additional $2,000,000 per year in 2010 and 2011.

Overall, we have funded our cash needs from inception through December 31, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $777,332 on hand as of December 31, 2009. Currently, we have enough cash to fund our operations for about six months. This is based on our current cash flows from operating activities and financing activities, our positive working capital and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $2,000,000 per year starting in 2010. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our investment portfolio and has no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Foreign Exchange Rates

All of our sales are denominated in Renminbi Yuan (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $61,561 and $1,271,493 in fiscal 2009 and 2008. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars, including the net proceeds to us from this offering, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2009	2008

Balance sheet items, except for the registered and paid-up capital as of December 31, 2009 and 2008	USD 0.146:RMB1	USD 0.146:RMB1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2009 and 2008	USD 0.146:RMB1	USD 0.144:RMB1

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2009 and 2008
Statements of Operations	For the year ended December 31, 2009	For the year ended December 31, 2008

Revenues	$25,262,562	$25,671,704
Cost of Sales	$(14,282,060)	$(15,112,332)
Gross profit	$10,980,502	$10,559,372
Operating expenses	$4,586,767	$1,549,643
Income from operations	$6,393,735	$9,009,729
Interest expense	$(329,568)	$(295,696)
Net income	$4,094,623	$6,552,265
Net income per common share	$.20	$.33

Balance Sheet	As of December 31, 2009

Cash	$777,332
Total current assets	$15,912,007
Other assets	$14,137,432
Total Assets	$30,049,439
Current liabilities	$6,524,759
Long term liabilities	$71,046
Stockholders’ equity	$23,453,634
Total liabilities and stockholders’ equity	$30,049,439

DÉCOR PRODUCTS INTERNATIONAL, INC.
(Formerly Murals by Maurice, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Décor Products International, Inc.
(Formerly Murals by Maurice, Inc.)

We have audited the accompanying consolidated balance sheets of Décor Products International, Inc. (formerly Murals By Maurice, Inc.) and its subsidiaries (“the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years then December 31, 2009 and 2008. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of operations and cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
April 15, 2010

DÉCOR PRODUCTS INTERNATIONAL, INC.
(Formerly Murals by Maurice, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$777,332	$268,698
Accounts receivable, trade	13,203,074	10,831,004
Inventories	276,149	233,579
Amount due from a related party	-	41,347
Advances to suppliers	1,320,231	-
Deposits and prepayments	335,221	41,490
Total current assets	15,912,007	11,416,118

Non-current assets:
Plant and equipment, net	8,095,917	2,233,040
Construction in progress	6,041,515	7,838,260
TOTAL ASSETS	$30,049,439	$21,487,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$665,542	$594,617
Short-term bank borrowings	570,408	-
Current portion of long-term bank borrowings	1,118,791	1,472,004
Convertible notes payable, net	1,220,708	-
Convertible promissory notes payable	405,000	-
Amount due to a related party	1,328,126	-
Income tax payable	520,473	447,638
Accrued liabilities and other payable	695,711	578,671
Total current liabilities	6,524,759	3,092,930

Long-term liabilities:
Long-term bank borrowings	71,046	1,209,636

Total liabilities	6,595,805	4,302,566

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009 and 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,598,304 and 20,000,000 shares issued and outstanding as of December 31, 2009 and 2008	20,598	20,000
Additional paid-in capital	2,112,398	-
Statutory reserve	795,215	203,832
Accumulated other comprehensive income	2,586,657	2,525,096
Retained earnings	17,938,766	14,435,924

Total stockholders’ equity	23,453,634	17,184,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,049,439	$21,487,418

See accompanying notes to consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
(Formerly Murals by Maurice, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2009	2008

Revenues, net	$25,262,562	$25,671,704

Cost of revenue (inclusive of depreciation)	(14,282,060)	(15,112,332)

Gross profit	10,980,502	10,559,372

Operating expenses:
Sales and marketing	(1,364,589)	(976,413)
Professional and consulting fee	(2,335,409)	(108,227)
General and administrative	(886,769)	(465,003)
Total operating expenses	(4,586,767)	(1,549,643)

Income from operations	6,393,735	9,009,729

Other income (expense):
Interest income	1,732	2,988
Interest expense	(329,568)	(295,696)

Income before income taxes	6,065,899	8,717,021

Income tax expense	(1,971,276)	(2,164,756)

NET INCOME	$4,094,623	$6,552,265

Other comprehensive income:
- Foreign currency translation gain	61,561	1,271,493

COMPREHENSIVE INCOME	$4,156,184	$7,823,758

Net income per share – Basic	$0.20	$0.33
Net income per share –Diluted	$0.20	$0.33

Weighted average shares outstanding – Basic	20,257,850	20,000,000
Weighted average shares outstanding – Diluted	20,755,986	20,000,000

See accompanying notes to consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
(Formerly Murals by Maurice, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,094,623	$6,552,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	652,567	422,470
Write-off of uncollectible receivables	186,238	-
Loss on disposal of plant and equipment	3,842	5,740
Interest expenses, non-cash	139,729	-
Stock based compensation	593,421	-
Warrants granted for services, non-cash	339,096	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(2,530,117)	281,604
Inventories	(41,967)	(280)
Advances to suppliers	(1,319,520)	-
Deposits and prepayments	(109,133)	(38,479)
Accounts payable, trade	69,409	(920,690)
Income tax payable	71,683	(128,981)
Promissory notes payable	405,000	-
Accrued liabilities and other payable	753,172	(316,987)

Net cash provided by operating activities	3,308,043	5,856,662

Cash flows from investing activities:
Purchase of plant and equipment	(454,077)	(1,156,306)
Proceeds from disposal of plant and equipment	5,189	-
Payments on construction in progress	(5,068,313)	(5,168,481)

Net cash used in investing activities	(5,517,201)	(6,324,787)

Cash flows from financing activities:
Net proceeds from private placement	180,000	-
Advances from (repayment to) a related party	1,389,847	(729,344)
Net proceeds from convertible notes payable	2,076,930	-
Proceeds from short-term bank borrowings	774,754	-
Payments on short-term bank borrowings	(204,651)	-
Proceeds from long-term bank borrowings	-	2,164,546
Payments on long-term bank borrowings	(1,497,666)	(1,312,732)

Net cash provided by financing activities	2,719,214	122,470

Effect of exchange rate changes on cash and cash equivalents	(1,422)	37,358

NET CHANGE IN CASH AND CASH EQUIVALENTS	508,634	(308,297)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	268,698	576,995

CASH AND CASH EQUIVALENTS, END OF YEAR	$777,332	$268,698

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,899,593	$2,481,743
Cash paid for interest	$189,839	$295,696

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Construction in progress transfer to plant and equipment	$6,061,695	$-

See accompanying notes to consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
(Formerly Murals by Maurice, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	No. of shares	Amount	No. of shares	Amount

Balance as of January 1, 2008	-	$-	20,000,000	$20,000	$-	$92,874	$1,253,603	$7,994,617	$9,361,094

Net income for the year	-	-	-	-	-	-	-	6,552,265	6,552,265
Appropriation to statutory reserve	-	-	-	-	-	110,958	-	(110,958)	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,271,493	-	1,271,493

Balance as of December 31, 2008	-	-	20,000,000	20,000	-	203,832	2,525,096	14,435,924	17,184,852

Recapitalization and reverse acquisition	-	-	398,304	398	-	-	-	(398)	-
Shares issued for private placement, net of expense	-	-	200,000	200	179,800	-	-	-	180,000
Warrants granted for services	-	-	-	-	339,096	-	-	-	339,096
Warrants granted in connection with convertible notes	-	-	-	-	1,000,041	-	-	-	1,000,041
Beneficial conversion feature and warrants granted in connection with convertible promissory notes	-	-	-	-	593,461	-	-	-	593,461
Net income for the year	-	-	-	-	-	-	-	4,094,623	4,094,623
Appropriation to statutory reserve	-	-	-	-	-	591,383	-	(591,383)	-
Foreign currency translation adjustment	-	-	-	-	-	-	61,561	-	61,561
Balance as of December 31, 2009	-	$-	20,598,304	$20,598	$2,112,398	$795,215	$2,586,657	$17,938,766	$23,453,634

See accompanying notes to consolidated financial statements.

1.         ORGANIZATION AND BUSINESS BACKGROUND

Décor Products International, Inc. (“DCRD” or the “Company”) was organized under the laws of the State of Florida on January 11, 2007 as Murals by Maurice, Inc. On July 1, 2009, the Company changed to its current name.

The Company, through its subsidiaries, mainly engaged in the manufacture and sales of furniture decorative paper and related products in the People’s Republic of China (the “PRC”). All the customers are located in the PRC.

Recapitalization and reorganization

On July 17, 2009, DCRD executed a Plan of Exchange (the “POE”) among the shareholders of DCRD, Wide Broad Group Limited (“Wide Broad”), the shareholders of Wide Broad and Dongguan CHDITN Printing Co., Ltd. (“CHDITN”). In accordance with the POE, DCRD agreed to issue to Wide Broad’s shareholders 20,000,000 new shares of common stock of DCRD and simultaneously retire to treasury stock 7,450,000 shares of common stock held in the name of Maurice Katz (a former director), in exchange for 100% of the capital stock of Wide Broad.

Pursuant to the POE, DCRD effectuated a 1 for 4 reverse split of its common stock and appointed a new board of directors comprised of no less than 50% independent directors. All common stock and per share data for all periods presented in these consolidated financial statements have been restated to give effect to the reverse split.

On the closing date, the shareholders of Wide Broad owned an interest in DCRD representing 98.04% of the issued and outstanding shares. Wide Broad and CHDITN became wholly-owned subsidiaries of DCRD.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of DCRD whereby Wide Broad is deemed to be the accounting acquirer (legal acquiree) and DCRD to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Wide Broad, with the assets and liabilities, and revenues and expenses, of DCRD being included effective from the date of stock exchange transaction. DCRD is deemed to be a continuation of the business and operations of Wide Broad. Accordingly, the accompanying consolidated financial statements include the following:

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Wide Broad Group Limited (“Wide Broad”)	British Virgin Islands, a limited liability company	Investment holding	1,000 issued shares of US$1 each	100%

Dongguan CHDITN Printing Co., Ltd. (“CHDITN”)	The PRC, a limited liability company	Sales and manufacture of furniture decorative paper and related products in the PRC	RMB13,876,092	100%

The Company and its subsidiaries are hereinafter referred to as (the "Company").

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of DCRD and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 90 to 180 days. Credit is extended based on evaluation of a customer's financial condition. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 180 days and over a specified amount are reviewed individually for collectibility. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. When receivable balances are determined to be uncollectible, these balances are written off. The Company does not have any off-balance-sheet credit exposure related to its customers.

As of December 31, 2009 and 2008, the Company did not record an allowance for doubtful accounts.

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

As of December 31, 2009 and 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	3-10 years	3%
Leasehold improvement	10 years	0%
Motor vehicles	3-5 years	3%
Office equipment	3-5 years	3%

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

●	Impairment of long-lived assets

In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of December 31, 2009 and 2008.

●	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company derives revenues from the sales of furniture decorative paper and related products. The Company recognizes its revenues net of value-added taxes ("VAT"). The Company is subject to VAT which is levied on the majority of the products at the standard rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. The Company experienced no product returns and recorded no reserve for sales returns for the years ended December 31, 2009 and 2008.

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenues consists primarily of material costs, direct labor, depreciation and manufacturing overhead, which are directly attributable to the manufacture of products. Shipping and handling costs, associated with the distribution of finished products to customers, are recorded in cost of revenue by the Company.

●	Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred advertising expense of $0 and $14,363 for the years ended December 31, 2009 and 2008, respectively.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009 and 2008, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2009	2008
Year-end RMB:US$1 exchange rate	6.8372	6.8542
Annual average RMB:US$1 exchange rate	6.8409	6.9622

●	Stock based compensation

The Company adopts ASC Topic 718, "Stock Compensation", ("ASC Topic 718") using the fair value method. Under ASC Topic 718, the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

For non-employee stock-based compensation, the Company adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees”, stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, which ever is more readily determinable in accordance with ASC Topic 718.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operations as the related employee service is provided.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2009 and 2008, the Company operates in one reportable operating segment in the PRC.

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

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, amounts due from (to) a related party, advances to suppliers, deposits and prepayments, accounts payable, income tax payable, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s convertible notes payable, convertible promissory notes payable, short-term and long-term bank borrowings approximated its fair value based on the current market prices or interest rates for similar debt instruments.

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

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

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

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

3.         ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Management periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history and the current economic conditions. For the year ended December 31, 2009, the Company continually monitored the collection of its accounts receivables and determined to write-off the uncollectible receivables of $186,238 because such receivables balances are deemed not recoverable.

Up to April 7, 2010, the Company has subsequently recovered from approximately 48% of the accounts receivable as of December 31, 2009.

4.         INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2009	2008

Raw materials	$168,909	$151,771
Work-in-process	26,553	17,780
Finished goods	61,082	43,804
Packaging materials and supplies	19,605	20,224
	$276,149	$233,579

For the years ended December 31, 2009 and 2008, the Company recorded no allowance for slow moving and obsolete inventories.

5.         DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following:

	As of December 31,
	2009	2008

Rental deposits	$10,384	$10,359
Prepaid operating expenses	138,443	29,179
VAT tax receivable	184,436	-
Other receivables	1,958	1,952
	$335,221	$41,490

6.         PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2009	2008

Plant and machinery	$8,720,572	$3,143,914
Leasehold improvement	717,551	-
Motor vehicles	11,334	11,334
Office equipment	71,379	71,132
Foreign translation adjustment	499,619	487,000
	10,020,455	3,713,380
Less: accumulated depreciation	(1,638,977)	(1,198,695)
Less: foreign translation adjustment	(285,561)	(281,645)
Plant and equipment, net	$8,095,917	$2,233,040

Depreciation expense for the years ended December 31, 2009 and 2008 were $652,567 and $422,470, which included $640,641 and $409,896 in cost of revenue, respectively.

As of December 31, 2009 and 2008, certain plant and machinery with the aggregate net book value of $1,145,315 and $1,494,481 were pledged as securities in connection with long-term bank borrowings (see Note 13).

Approximately $664,473 and $608,048 of certain plant and equipment became fully depreciated as of December 31, 2009 and 2008, respectively.

7.         CONSTRUCTION IN PROGRESS

During 2009 fiscal year, the Company completed the construction of a new manufacturing facility with an addition of one printing production line to expand its production capacity and the actual costs incurred approximately $6,061,695 was transferred to plant and equipment. The production was commenced in January 2010. In addition, the Company anticipated the construction of a new manufacturing facility for laminated board with an area of 100,000 square feet, adjacent to the existing facility. Total estimated costs incurred for the construction of a new manufacturing facility are approximately $17,138,082 (equivalent to RMB117,176,496). The construction is scheduled to be fully completed in the third quarter of 2010. As of December 31, 2009, the Company incurred and capitalized $6,041,515 in “Construction in progress”.

8.         AMOUNTS DUE FROM (TO) A RELATED PARTY

As of December 31, 2009, amount due to a related party of $1,328,126 represented temporary advances made by Mr. Liu, the director of the Company, which was unsecured, interest-free with no fixed repayment term.

As of December 31, 2008, amount due from a related party of $41,347 represented unsecured advances to Mr. Liu, the director of the Company, which was unsecured, non-interest bearing and recoverable within the next 12 months.

9.         CONVERTIBLE NOTES PAYABLE

On November 10, 2009, the Company, through its subsidiary, CHDITN and Zhuang, Jinghua (“Mr. Zhuang”) entered into a Subsidiary Loan Agreement (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, Mr. Zhuang advanced $340,000 (equal to RMB 2,321,350) to CHDITN and the fund was used to set up new printing production lines. The Company agreed to convert the loan amount into common stock of the Company at a fixed conversion price of $1 per share, equal to 340,000 shares of its common stock, any time before the maturity day upon the written notice from Mr. Zhuang. Interest was carried at the rate of 8% per annum, quarterly payable, with a maturity date of November 10, 2010.

Concurrently, on November 10, 2009, the Company, through its subsidiary, CHDITN and Shi Quan Ling (“Mr. Shi”) entered into a Subsidiary Loan Agreement (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, Mr. Shi advanced $2,000,000 (equal to RMB 6,827,500) to CHDITN and the fund was used to set up new printing production lines. The Company agreed to convert the loan amount into common stock of the Company at a fixed conversion price of $1 per share, equal to 2,000,000 shares of its common stock, any time before the maturity day upon the written notice of Mr. Shi. Interest was carried at a rate of 8% per annum, quarterly payable, with a maturity date of November 10, 2010.

In connection with the Loan Agreements, the Company also agreed to issue warrants to Mr. Zhuang and Mr. Shi, for consideration of $10, respectively, as incentive for Mr. Zhuang and Mr. Shi to lend money to the Company. The warrants entitled Mr. Zhuang and Mr. Shi to purchase 340,000 and 2,000,000 shares of its common stock from the Company respectively at any time or times on or after November 10, 2009 with the expiry of November 10, 2014 at the exercise price per share of $1 or as subsequently adjusted under the warrant agreements.

In addition, the President of the Company, Mr. Liu Rui Sheng (“Mr. Liu”), entered into a Pledge Agreement with Mr. Zhuang, Mr. Shi and Greentree Financial Group, Inc. as Escrow Agent. Pursuant to the Pledge Agreement, Mr. Liu agreed to irrevocably pledge to Mr. Zhuang and Mr. Shi with 13,532,000 shares of his own common stock as collateral for the Loan Agreements between CHDITN and Mr. Zhuang and Mr. Shi.

On December 17, 2009, the Company received net aggregate proceeds of $2,081,000, net of expenses and deductions of prepaid interests, from Mr. Shi and Mr. Zhuang.

The Company has engaged an independent valuer to perform the valuation of the convertible notes and has determined that the convertible notes are recorded in accordance with ASC Topic 470-20, “Debt with conversion and other options”, the warrants and related convertible notes should be accounted for as two separate instruments (equity and debt instruments). The accounting for these instruments reflects the notion that the consideration received upon issuance must be allocated between equity and debt components. Proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements, based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants is accounted for as paid-in capital. The remainder of the proceeds is allocated to the debt instrument portion of the transaction as debt discount.

	As of December 31,
	2009	2008

Notional amount of the convertible notes payable to Mr. Zhuang and Mr. Shi, net of expenses	$2,081,000	$-
Less: debt discount, unamortized	(860,292)	-
	$1,220,708	$-

The convertible notes are discounted for the fair value of warrants on the grant date using Black-Scholes Option Pricing Model under ASC Topic 718, with the following weighted average assumptions. The discount is being amortized over the life of the debt using the effective interest method. For the year ended December 31, 2009, the Company recognized $139,729 as amortization of debt discount and recorded as interest expense in the statement of operations.

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.31%
Dividend yield	0%
Weighted average fair value	0.93

10.         CONVERTIBLE PROMISSORY NOTES PAYABLE

On June 1, 2009, the Company’s subsidiary, CHDITN entered into four promissory notes with Precursor Management, Inc. (“PMI”) for the aggregate principal amount of $705,000 to pay for certain transaction fees and professional fees associated with becoming a “public company”, with an interest rate of 6.5% per annum, fully payable on September 30, 2009. On November 19, 2009, both parties mutually agreed to extend the payment date until December 30, 2009.

In December 2009, the Company repaid $300,000 to the promissory note and both parties agreed to restructure four promissory notes in exchange for new notes in the remaining principal amount of $405,000 with an interest rate of 8% per annum, fully payable on December 4, 2010, by entering into the following new promissory notes with four different parties:

On December 4, 2009, the Company, through CHDITN signed a Promissory Note with Greentree Financial Group Inc. (“Greentree”), stating that CHDITN promised to pay to the order of Greentree the sum of $140,000, plus interest of $11,200 or approximately 8% interest per annum, quarterly payable, with a maturity date of December 4, 2010. In addition, Greentree shall have a right to convert the principal amount, partially or in full, into number of shares of Common Stock of the Company at the exercise price of $1 per share.

On December 4, 2009, the Company, through CHDITN signed a Promissory Note with PMI, stating that CHDITN promised to pay to the order of PMI the sum of $140,000, plus interest of $11,200 or approximately 8% interest per annum, quarterly payable, with a maturity date of December 4, 2010. In addition, PMI shall have a right to convert the principal amount, partially or in full, into number of shares of Common Stock of the Company at the exercise price of $1 per share.

On December 4, 2009, the Company, through CHDITN signed a Promissory Note with Linear Capital Partners LLC. (“Linear”), stating that CHDITN promised to pay to the order of Linear the sum of $40,000, plus interest of $3,200 or approximately 8% interest per annum, quarterly payable, with a maturity date of December 4, 2010. In addition, Linear shall have a right to convert the principal amount, partially or in full, into number of shares of Common Stock of the Company at the exercise price of $1 per share.

On December 4, 2009, the Company, through CHDITN signed a Promissory Note with Maurice Katz (“Mr. Katz”), stating that CHDITN promised to pay to the order of Mr. Katz the sum of $85,000, plus interest of $6,800 or approximately 8% interest per annum, quarterly payable, with a maturity date of December 4, 2010. In addition, Mr. Katz shall have a right to convert the principal amount, partially or in full, into number of shares of Common Stock of the Company at the exercise price of $1 per share.

In connection with these four Promissory Notes, the Company agreed to issue aggregate 405,000 shares of warrants to the holder of the promissory note, for consideration in the amount of $10 as incentive to lend money to the Company, respectively. The Warrants entitled the promissory note holders to purchase from the Company at any time or times on or after December 4, 2009, aggregate 405,000 shares of Common Stock of the Company at the exercise price of $1 per share.

The Company has engaged an independent valuer to perform the valuation of the convertible promissory notes and has determined that the equity instruments issued in relation to the promissory notes are recorded in accordance with ASC Topic 505-50 “Equity-Based Payments to Non-Employees”. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

For the year ended December 31, 2009, the Company recorded $593,421 as stock based compensation at their fair values, to reflect the beneficial conversion feature of the convertible promissory notes and fair value of the warrants granted,

The fair value of warrants on the grant date is measured using Black-Scholes Option Pricing Model under ASC Topic 718, with the following weighted average assumptions.

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.37%
Dividend yield	0%
Weighted average fair value	0.93

11.         ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of the following:

	As of December 31,
	2009	2008

VAT payable	$-	$165,503
Accrued payroll and benefit costs	453,629	310,636
Accrued professional and consulting fee	239,132	100,872
Other payables	2,950	1,660
	$695,711	$578,671

12.         SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consisted of the following:

	As of December 31,
	2009	2008

Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB3,500,000 with effective interest rate at 5.84% per annum, payable monthly, due January 8, 2010	$511,905	$-
Equivalent to RMB400,000 with effective interest rate at 5.84% per annum, payable monthly, due January 19, 2010	58,503	-

Total short-term bank borrowings	$570,408	$-

These borrowings were personally guaranteed by Mr. Liu, the director of the Company and collateralized by the real properties held by the director of the Company situated in the PRC.

13.         LONG-TERM BANK BORROWINGS

Long-term bank borrowings consisted of the following:

		As of December 31,
		2009	2008

Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB2,240,000 (2008: RMB4,300,000) with effective interest rate ranging from 5.67% to 7.84% per annum, payable monthly, due September 20, 2010	(a)	$327,620	$627,353
Equivalent to RMB0 (2008: RMB3,150,000) with effective interest rate ranging from 5.67% to 6.62% per annum, payable monthly, due August 20, 2009	(a)	-	459,572
Equivalent to RMB3,696,756 (2008: RMB6,854,107) with effective interest rate ranging from 7.02% to 9.83% per annum, with monthly principal and interest payments of $43,231, due January 16, 2011	(b)	540,683	999,986
Equivalent to RMB2,198,393 (2008: RMB4,076,387) with effective interest rate ranging from 7.02% to 9.83% per annum, with monthly principal and interest payments of $25,712, due January 17, 2011	(b)	321,534	594,729

Total long-term bank borrowings		1,189,837	2,681,640

Less: current portion of long-term bank borrowings		(1,118,791)	(1,472,004)

Long-term bank borrowings, net of current portion		$71,046	$1,209,636

As of December 31, 2009, the minimum future payments of the aggregate bank borrowings are as follows:

Years ending December 31:
2010	$1,118,791
2011	71,046

Total long-term bank borrowings	$1,189,837

(a)	These borrowings were guaranteed by Mr. Liu, the director of the Company and collateralized by the real properties held by the director of the Company situated in the PRC.

(b)	These borrowings were collateralized by certain plant and machinery with an aggregate net book value of $1,145,315 as of December 31, 2009.

14.         STOCKHOLDERS’ EQUITY

(a)         Common stock

On July 17, 2009, DCRD executed the Plan of Exchange (the “POE”) among the shareholders of DCRD, Wide Broad, the shareholders of Wide Broad and CHDITN. The POE stated that the capital of DCRD consists of 100,000,000 authorized shares of common stock, par value $0.001, of which 2,260,804 shares were issued and outstanding.

Pursuant to the POE, DCRD issued 20,000,000 (post-reverse split) new shares of common stock of DCRD to Wide Broad and simultaneously retired to treasury stock 1,862,500 shares of common stock held in the name of Maurice Katz (a former director), in exchange for 100% of the capital stock of Wide Broad.

Concurrently, DCRD effectuated a 1 for 4 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse split.

On August 18, 2009, the Company executed an the Offshore Stock Purchase Agreement (the “Agreement”) with a private investor, Mr. Zhang Zijian to purchases 200,000 shares of restricted common stock for an aggregate amount of $200,000 of $1 per share. As a result of this transaction, the investor owns 0.97% of the issued and outstanding common stock of the Company. The proceeds were used to fund the working capital.

As of December 31, 2009, the Company had a total of 20,598,304 shares of its common stock issued and outstanding.

(b)         Warrants granted

Transactions involving warrants granted during the year ended December 31, 2009 are summarized as follows (warrants were not issued to employees):

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2009	-	$-	$-	$-

Warrants granted for services in September	400,000	1.40	1.40	0.85
Warrants granted for convertible notes payable in November 2009	2,340,000	1.00	1.00	0.93
Warrants granted for convertible promissory notes payable in December 2009	405,000	1.00	1.00	0.93

Balance as of December 31, 2009	3,145,000	$1 – 1.4	$1.05	$0.92

15.         NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transaction on July 17, 2009, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition as more fully described in Note 1.

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2009 and 2008:
	Years ended December 31,
	2009	2008
Basis and diluted net income per share calculation
Numerator:
- Net income in computing basic and diluted net income per share	$4,094,623	$6,552,265

Denominator:
Weighted average shares outstanding – Basic	20,257,850	20,000,000
Dilutive effect of warrants issued	498,136	-
Weighted average shares outstanding – Diluted	20,755,986	20,000,000

Basic net income per share	$0.20	$0.33
Diluted net income per share	$0.20	$0.33

16.         INCOME TAXES

For the years ended December 31, 2009 and 2008, the local (United States) and foreign components of income from continuing operations before income taxes were comprised of the following:

	Years ended December 31,
	2009	2008
Tax jurisdictions from:
- Local	$(1,123,471)	$-
- Foreign	7,189,370	8,717,021
Income before income taxes	$6,065,899	$8,717,021

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

British Virgin Island

Under the current BVI law, Wide Broad is not subject to tax on its income or profits. For the year ended December 31, 2009, Wide Broad suffered from an operating loss of $1,413,329 while generated an operating income of $36,453 for the year ended December 31, 2008.

The PRC

The Company generated its income from a subsidiary operating in the PRC for the years ended December 31, 2009 and 2008. Effective from January 1, 2008, CHDITN is subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

A reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2009 and 2008 is as follows:
	Years ended December 31,
	2009	2008

Income before income taxes	$8,602,699	$8,680,568
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	2,150,675	2,170,142

Tax effect of non-taxable items	(179,399)	(5,386)
Income tax expense	$1,971,276	$2,164,756

No provision for deferred tax assets or liabilities has been made, since the Company has no material temporary difference between the tax bases of assets and liabilities and their carrying amounts.

17.         STOCK BASED COMPENSATION

In September 2009, the Company entered into an Investor Relations Consulting Agreement with an Investor Relations (IR) firm (“IR firm”), in which the Company agreed to issue warrants to purchase an aggregate of 400,000 shares of its common stock to the IR firm. These warrants are irrecoverable, non-cancelable and have an exercise price of $1.4 per share, with piggy back registration rights. As of December 31, 2009, none of these warrants were exercised.

The Company adopted ASC Topic 718 using the Black-Scholes Option Pricing Model to measure the fair value of warrants on the grant date, with the following weighted average assumptions:

Expected life (in years)	1
Volatility	60%
Risk free interest rate	3.46%
Dividend yield	0%
Weighted average fair value	0.85

The Company recognized $339,096 as stock based compensation at their fair values for the year ended December 31, 2009.

18.         CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $3,649 and $3,674 for the years ended December 31, 2009 and 2008, respectively.

19.         STATUTORY RESERVE

Under the PRC Law, the Company’s subsidiary in the PRC, CHDITN is required to make appropriation to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2009 and 2008, the Company contributed $591,383 and $110,958 to statutory reserve, respectively.

20.         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended December 31, 2009 and 2008, there was no customer who accounts for 10% or more of the Company’s revenues.

(b)         Major vendors

For the year ended December 31, 2009, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding balance at year-end date, are presented as follows:

		Year ended December 31, 2009		December 31, 2009
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$3,039,293	24%	$-
Vendor B		2,857,292	23%	-
Vendor C		1,251,764	10%	-

	Total:	$7,148,349	57%	$-

For the year ended December 31, 2008, one vendor represented more than 10% of the Company’s purchases. This vendor accounts for 17% of purchases amounting to $4,265,283, with $0 of accounts payable as of December 31, 2008.

For the years ended December 31, 2009 and 2008, 100% of the Company’s purchases were derived from vendors located in the PRC.

(c)         Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its accounts and retention receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. Credit is extended based on evaluation of a customer's financial condition. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

The Company’s interest-rate risk arises from bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. At the year-end, the borrowings were both at fixed and floating rates.

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

21.         COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company’s subsidiary in the PRC is committed under several non-cancelable operating leases of office premises and manufacturing facility with a term of 10 years with fixed monthly rentals, due from December 31, 2010 through 2017. Total rent expenses for the years ended December 31, 2009 and 2008 was $203,956 and $190,779, respectively.

As of December 31, 2009, future minimum rental payments due under non-cancelable operating leases in the next five years and thereafter are as follows:

Years ending December 31:
2010	$193,061
2011	210,613
2012	210,613
2013	210,613
2014	236,939
Thereafter	1,039,022

Total	$2,100,861

(b)	Consultancy fee commitment

The Company is committed to pay a monthly fee to Interactive Investors, Inc. for management consulting, business advisory, shareholder information and public relations service in a term of 1 year, expiring on August 31, 2010. As of December 31, 2009, the Company has future minimum contingent payment of $104,000 in the next 12 months.

(c)	Capital commitment

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for business expansion. The construction is expected to be completed in the third quarter of 2010. Total estimated construction costs are approximately $30 million (equivalent to RMB 205 million). As of December 31, 2009, the Company paid $6,041,515 to the third party equipment vendors and contractors and was recorded as construction in progress. The aggregate contingent payments related to the third party contractors and the addition of new plants and equipments are approximately $4.2 million.

22.	COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

23.	SUBSEQUENT EVENTS

On April 1, 2010, the Company approved to withdraw its registration statement initially filed on Form S-1 with the Securities and Exchange Commission on February 10, 2010. The Company withdrew its registration statement so that it can have sufficient time to review and possibly amend the registration statement prior to its effectiveness. No securities have been sold pursuant to the registration statement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 29, 2009, Registrant's Board of Directors approved to dismiss Traci J. Anderson, CPA as its independent auditor, and engaged ZYCPA Company Limited as independent auditor to audit Registrant's financial statements for the year ended December 31, 2009 and to review Registrant's each of two quarterly reports ended September 30, 2009. The decision to make the change was approved by Registrant's Board of Directors. The Registrant does not have an audit committee.

During Registrant's two most recent fiscal years ended December 31, 2008 and 2007, the Registrant did not consult ZYCPA Company Limited with respect to any of the matters described in Item 304(a)(2) of Regulation S-K. In December 2008, ZYCPA Company Limited was retained as independent auditor to audit Wide Broad Group Limited (“Wide Broad”), a wholly-owned subsidiary of the Registrant incorporated under the laws of British Virgin Islands, and Wide Broad’s wholly-owned subsidiary, Dongguan CHDITN Printing Co. Ltd., a company incorporated under the laws of Region of People's Republic of China.

Traci J. Anderson, CPA's audit reports regarding the Registrant's financial statements for the fiscal years ended December 31, 2008 and 2007, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles, except that their audit reports for the years ended December 31, 2008 and 2007 contained a going concern qualification.

The Registrant and Traci J. Anderson, CPA have not, during the years ended December 31, 2008 and 2007, and subsequent interim period through October 29, 2009, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Traci J. Anderson, CPA's satisfaction, would have caused Traci J. Anderson, CPA to make reference to the subject matter of the disagreement in connection with its reports.

During the years ended December 31, 2008 and 2007, and subsequent interim period through October 29, 2009, Traci J. Anderson, CPA had not advised the Registrant of any of the enumerated items described in Item 304(a)(1)(v) of Regulation S-K or the item described in Item 304(a)(1)(vi) of Regulation S-K.

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

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations.  In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring.  In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence.  We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls.  Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change.  We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Directors are elected at the Company’s annual meeting of Stockholders and serve for one year until the next annual Stockholders’ meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company may reimburse all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

The following table sets forth certain information with respect to our directors, executive officers and key employees. Our annual meeting of stockholders is held on December 31.

Name	Age	Title	Date of Appointment	Number of Terms Serviced as Director

Liu Rui Sheng	38	CEO, President & Chairman	July 23, 2009	< 1 year
Lau T.C	58	Independent Director	July 23, 2009	< 1 year
Li Chak Ming	49	Independent Director	July 23, 2009	< 1 year
Law Wai Fai	41	Chief Financial Officer	November 1, 2009	NA
Baotang Zhao	32	Chief Sales Officer	July 23, 2009	NA
Wen Qifeng	29	Manager of Production	July 23, 2009	NA

Liu, Rui Sheng – CEO, President and Chairman

Mr. Liu, age 38, serves as President, Chairman and CEO of DCRD. He incorporated CHDITN in 1998 and oversees all of the operations management and strategic planning for the company. He has more than 15 years experience in the industry. Prior to establishing CHDITN, Mr. Liu was engaged in the production and processing of printing ink, chemical products and decoration paper sales. Mr. Liu holds a bachelor’s degree in Corporate Management from the Beijing Academy of Management in Economics and Trade.

Lau, Tai Chim - Independent Director

Mr. Lau, Tai Chim, age 58, serves as an independent director of DCRD. He currently is a director of several listed companies and is an independent non-executive director of a restrictive licensed bank in Hong Kong. He runs his own law firm and has done so for the past 10 years. He has been admitted as a solicitor and fellowship member in Hong Kong, England, Singapore and PRC.

Li, Chak Ming – Independent Director

Mr. Li, Chak Ming, age 49, is an independent director of DCRD. He obtained a bachelors degree from Ji Nan University and is currently the administrative director of Hong Kong Liang Zhi Garment Company Ltd. (“Liang Zhi”). He was the marketing director from 2007 to 2008 and general manager from 1997 to 2006 for Liang Zhi. Prior to joining Liang Zhi, he served 10 years in the printing ink industry and the chemical products processing industry. He specializes in research and development and production technology.

Law Wai Fai – Chief Financial Officer

Mr. Law, age 41, is a certified public accountant practicing in Hong Kong and a member of the Institute of Chartered Accounts in England and Wales. Prior to his appointment to the Company, Mr. Law was an executive director of Superb Summit International Timber Company Limited (formerly known as Tak Shun Technology Group Limited). Mr. Law joined Tak Shun Technology Group Limited in 2000 as their financial controller.  He was responsible for preparation of the company’s financial statements in anticipation of listing Tak Shun Technology Group Limited on the main board of The Stock Exchange of Hong Kong Limited.  Mr. Law was also responsible for investor relations throughout the pre-listing stage of Tak Shun Technology Group’s listing application. Tak Shun Technology Group Limited was successfully listed in September 2001 on the main board of The Stock Exchange of Hong Kong Limited. During his tenure, Mr. Law was engaged in several sizable transactions including share placements and key corporate mergers and acquisitions. Prior to joining Superb Summit International Timber Company Limited in July 2000, Mr. Law worked for KPMG and PricewaterhouseCoopers where he was responsible for auditing and transaction services. Mr. Law received his M.B.A. from The Hong Kong Polytechnic University and his B.A. in Accounting from City University of Hong Kong. Mr. Law is also an independent non-executive director of Good Fellow Resources Holdings Limited (formerly known as Wonderful World Holdings Limited), a company listed on the main board of The Stock Exchange of Hong Kong Limited.

Baotang Zhao -- Chief Sales Officer

Mr. Zhao, age 32, graduated from Tian Jin Business College with a Bachelor’s Degree. He joined CHDITN in 2004 as an Area Sales Manager. He is now the Chief Sales Officer of DCRD. He has numerous years of marketing experience and is familiar with marketing analysis, marketing channels, managing sales teams, and customer service.

Wen Qifeng -- Manager of Production

Wen Qifeng, age 29, graduated from Guangzhou Industry and Commerce College with a Bachelors Degree in 2003. He joined CHDITN in June 2003 as a Buyer. He was promoted to Deputy Manager of Production in 2007 and has now been appointed Manager of Production of DCRD. Mr. Wen has worked in the paper industry for many years. He is familiar with the basic operations, particularly in the operation and management of manufacturing technique work flow.

Compensation of Directors

The Board of Directors may compensate directors for their services as such. We have not paid our Directors any fees in connection with their role as members of our Board. The Board of Directors may also provide for the payment of all travel and out-of-pocket expenses in connection with Directors’ attendance at Board meetings. Each board member serves for a one year term until elections are held at each annual meeting.

Directors are elected at the Company’s annual meeting of Stockholders and serve for one year until the next annual Stockholders’ meeting or until their successors are elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. The Company may reimburse all Directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2009. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table

Name	Year Salary #	Bonus	Stock	Option	Non-	Nonquali-	All	Total
and	As of Dec. (Annual)	($)	Awards	Awards	Equity	fied	Other	($)
Principal Position	31, 2009		($)	($)	Incentive Plan Compen- sation	Deferred Compensa- tion Earnings	Compensa- tion ($)
					($)	($)
Liu Rui Sheng President, CEO & Chairman	2009 $171,793	-	-	-	-	-	-	$171,793
Lau T.C	2009 $ 23,077	-	-	-	-	-	-	$ 23,077
Independent Director
Li Chak Ming	2009 $ 23,077	-	-	-	-	-	-	$ 23,077
Independent Director
Law Wai Fai	2009 $ 66,667	-	-	-	-	-	-	$ 66,667
CFO
Baotang Zhao	2009 $ 26,355	-	-	-	-	-	-	$ 26,355
Chief Sales Officer
Wen Qifeng	2009 $ 26,355	-	-	-	-	-	-	$ 26,355
Production Manager
Maurice Katz	2009 -	-	-	-	-	-	-	-
Former President	2008 $ 16,300	-	-	-	-	-	-	$ 16,300
	2007 $ 33,113	-	-	-	-	-	-	$ 33,113
Weiheng Cai	2009 -	-	-	-	-	-	-	-
Former Director	2008 -	-	-	-	-	-	-	-
	2007 -	-	-	-	-	-	-	-

# Based upon the salary amount in the employment contracts on a twelve-months’ basis.

Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

Potential Payments Upon Termination Or Change In Control Table

None.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors and Executive Officers

There are current employment agreements between CHDITN and Wide Broad and its executive officers and directors. Our executive officers and directors have agreed to work under their current contracts. Below are the terms of the employment contracts for our executive officers and directors.

Employee: Mr. Liu Rui Sheng
CHDITN
Term: April 1, 2007 to March 31, 2010
Salary: RMB 35000 per month.
Wide Broad
Term: July 1, 2009 to July 1, 2011
Remuneration: HK$ 1,300,000/year, paid over 13 months on the last day of each month.

Employee: Lau Thai Chim
Wide Broad
Term: July 1, 2009 to July 1, 2011
Remuneration: HK$ 180,000/year paid on the last day for every quarter in four installments.

Employee: Li Chak Ming
Wide Broad
Term: July 1, 2009 to July 1, 2011
Remuneration: HK$ 180,000/year paid on the last day for every quarter in four installments.

Employee: Law Wai Fai
Wide Broad
Term: November 1, 2009 to November 1, 2011
Remuneration: HK$ 520,000/year paid over 13 months on the last day for each month.

Employee: Baotang Zhao
CHDITN
Term: July 1, 2009 to June 30, 2011 Salary: RMB 15000 per month.

Employee: Mr. Wen Qifeng
 CHDITN
Term: July 1, 2009 to June 30, 2011 Salary: RMB 15000 per month.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as of April 14, 2010, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Beneficial Owners as of April 14, 2010

Name of Beneficial Owner	Number of Shares Common Stock(1)	Percent of Class
Man Kwai Ming No. 6 Economic Zone, Wushaliwu, Chang’an Town Dongguan, Guangdong Province, China	13,532,000	65.69%
Smart Approach Investments, Ltd. No. 6 Economic Zone, Wushaliwu, Chang’an Town Dongguan, Guangdong Province, China	1,700,000	8.25%
All officers and directors as a group (0 persons)	0	0%

[1] Based on 20,598,304 issued and outstanding shares of common stock

Beneficial Owners after the Shares for the Debt (1) and Warrants are Issued

Name of Beneficial Owner Number of Sharesof Common Stock(1) Percent of Class
Man Kwai Ming No. 6 Economic Zone, Wushaliwu, Chang’an Town Dongguan, Guangdong Province, China 13,532,000 52.68%
Smart Approach Investments, Ltd. No. 6 Economic Zone, Wushaliwu, Chang’an Town Dongguan, Guangdong Province, China 1,700,000 6.62%

Shi, Quan Ling Suite 2401, 24th floor, China Insurance Group Building, 141 Des Voeux Road, Central, Hong Kong 4,000,000 15.58%

All officers and directors as a group (0 persons)                                                        0                                              0%

[1]
Applicable percentage of ownership is based on 25,683,304 shares outstanding once the underlying debt and warrants owed to Zhuang, Jinghua and Shi, Quanling have been issued (20,598,304 as of April 14, 2010 plus 5,085,000 of the amount of shares to be registered that have not been issued yet).. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.  Note that affiliates are subject to Rule 144 and Insider trading regulations – percentage computation is for form purposes only.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PLAN OF EXCHANGE FINANCING

As of July 17, 2009, the Company entered into a Plan of Exchange.

In connection with the POE and in preparation for this “going public” transaction, the Registrant and CHDITN have engaged in certain financing activities that have resulted in the creation of a direct financial obligation of the Registrant and/or an obligation of the Company under an off-balance sheet arrangement. These transactions were entered into because CHDITN lacked adequate capital resources to pay for certain transaction fees and professional fees associated with becoming a “public company” in the United states. The direct financial obligations and/or off-balance sheet arrangements are as follows:

On June 1, 2009, CHDITN signed a Promissory Note with Precursor Management, Inc. (“Precursor”), stating that CHDITN promises to pay to the order of Precursor the sum of Forty Thousand Six Hundred Fifty Dollars ($40,650), representing a principal amount of $40,000 plus interest of $650, or approximately 6.5% interest per annum, payable on September 30, 2009. On July 23, 2009, DCRD signed a written Guaranty, guaranteeing the payment of the $40,650 Promissory Note dated June 1, 2009 within 365 days.  This debt has subsequently been restructured pursuant to the new financing agreements.

On June 1, 2009, CHDITN signed a second Promissory Note with Precursor stating that CHDITN promises to pay to the order of Precursor the sum of Forty Thousand Six Hundred Fifty Dollars ($40,650), representing a principal amount of $40,000 plus interest of $650, or approximately 6.5% interest per annum, payable on September 30, 2009. On July 23, 2009, DCRD signed a written Guaranty, guaranteeing the payment of the $40,650 Promissory Note dated June 1, 2009 within 365 days.  This debt has subsequently been restructured pursuant to the new financing agreements.

On June 1, 2009, CHDITN signed a third Promissory Note with Precursor stating that CHDITN promises to pay to the order of Precursor the sum of Sixty Thousand Nine Hundred and Seventy Five Dollars ($60,975), representing a principal amount of $60,000 plus interest of $975, or approximately 6.5% interest per annum, payable on September 30, 2009. On July 23, 2009, DCRD signed a written Guaranty, guaranteeing the payment of the $40,650 Promissory Note dated June 1, 2009 within 365 days.  This debt has subsequently been restructured pursuant to the new financing agreements.

On June 1, 2009, CHDITN signed a forth Promissory Note with Precursor stating that CHDITN promises to pay to the order of Precursor the sum of Five Hundred and Seventy Four Thousand, One Hundred and Eighty One Dollars ($574,181), representing a principal amount of $565,000 plus interest of $9,181, or approximately 6.5% interest per annum, payable on September 30, 2009. In the event of default, the sum of $574,181 shall be immediately due to Precursor along with a default penalty in the amount of $35,000. On July 23, 2009, DCRD signed a written Guaranty, guaranteeing the payment of the $565,000 Promissory Note dated June 1, 2009 within 265 days. Décor Products International, Inc. also entered into a Stock Pledge Agreement stating that 3,000,000 shares of DCRD common stock (beneficially owned by Man Kwai Ming) shall be pledged as collateral for the $574,181 Promissory Note with Precursor.  This debt has subsequently been restructured pursuant to the new financing agreements.

BRIDGE CAPITAL LOAN IN CHINA

On November 10, 2009, CHDITN and Zhuang, Jinghua entered into a Subsidiary Loan Agreement. Pursuant to the terms of this agreement, Zhuang, Jinghua will loan two million three hundred twenty one thousand three hundred fifty China Yuen (2,321,350), equivalent to $340,000 USD based on a current exchange rate of $1 = RMB6.8275, to CHDITN to be used to set up new printing production lines. Pursuant to the Subsidiary Loan Agreement with Zhuang, Jinghua, the interest rate on the loan will be 8% per annum, paid quarterly, with a maturity date of November 10, 2010.

On November 10, 2009, CHDITN and Shi Quan Ling entered into a Subsidiary Loan Agreement. Pursuant to the terms of this agreement, Shi Quan Ling will loan a total of two million dollars ($2,000,000) to CHDITN. One million dollars of the total loan amount will be six million eight hundred and twenty seven thousand five hundred China Yuen (6,827,500), equivalent to $1,000,000 USD based on a current exchange rate of $1 = RMB6.8275, to CHDITN to be used to set up new printing production lines. Pursuant to the Subsidiary Loan Agreement with Shi Quan Ling, the interest rate on the loan will be 8% per annum, paid quarterly, with a maturity date of November 10, 2010.

On November 10, 2009, the Company issued Warrants to Zhuang, Jinghua, for consideration in the amount of Ten United States Dollars ($10.00) and as incentive for Mr. Zhuang to lend money to CHDITN Printing Co. Ltd., the Registrants wholly owned subsidiary in China. The Warrants entitle Zhuang, Jinghua to purchase from the Company at any time or times on or after November 10, 2009, but not after 11:59 P.M. Eastern Time on the Expiration Date of November 10, 2014, Three Hundred and Forty Thousand (340,000) fully paid and nonassessable shares of Common Stock of the Company at the exercise price per share of One dollar ($1.00) or as subsequently adjusted as provided in the Warrant issued to Zhuang, Jinghua.

On November 10, 2009, the Company issued Warrants to Shi Quan Ling, for consideration in the amount of Ten United States Dollars ($10.00), as incentive for Mr. Shi to lend money to CHDITN Printing Co. Ltd., the Registrants wholly owned subsidiary in China.  The Warrants entitle Shi Quan Ling to purchase from the Company at any time or times on or after November 10, 2009, but not after 11:59 P.M. Eastern Time on the Expiration Date of November 10, 2014, Two Million (2,000,000) fully paid and nonassessable shares of Common Stock of the Company at the exercise price per share of One dollar ($1.00) or as subsequently adjusted as provided in the Warrant issued to Shi Quan Ling.

On November 10, 2009, the President of the Company, Mr. Liu Rui Sheng, entered into a Pledge Agreement with Zhuang, Jinghua, Shi Quan Ling, and Greentree Financial Group, Inc. as Escrow Agent. Pursuant to the Pledge Agreement, Mr. Liu Rui Sheng has agreed to irrevocably pledge to the Zhuang, Jinghua and Shi Quan Ling, Thirteen Million Five Hundred Thirty Two Thousand (13,532,000) shares of his own common stock as collateral for the Subsidiary Loan Agreements between CHDITN and Zhuang, Jinghua, and CHDITN and Shi Quan Ling.

On November 10, 2009, the Company entered into a Guaranty, in favor of Zhuang, Jinghua and Shi Quan Ling for the Subsidiary Loan Agreements entered into with CHDITN for the total amount of Two Million Thirty Four Thousand Dollars. The Company is guaranteeing the Subsidiary Loan Agreements and all other obligations under the Subsidiary Loan Agreements.

On November 10, 2009, the Company signed a Promissory Note with CHDITN, stating that the Company promised to pay to the order of CHDITN the sum of Nine Hundred Ninety Thousand Dollars ($990,000), with an interest rate of 4%, payable on November 10, 2010.

On November 10, 2009, the Company, Zhuang, Jinghua, Shi Quan Ling, and Greentree Financial Group, Inc. entered into as Escrow Agreement. Pursuant to the Escrow Agreement, Greentree Financial Group, Inc. (“Escrow Agent”) will act as escrow agent and Zhuang, Jinghua and Shi Quan Ling shall deposit the purchase amount of $2,340,000 in segregated escrow account(s) to be held by the Escrow Agent in order to effectuate a disbursement to the Company at closings to be held as set forth in the Subsidiary Loan Agreements. Additionally, the Company and CHDITN have executed a Promissory Note, stating that the Company has borrowed the sum of $990,000 from CHDITN to be used to pay off existing debts. The Escrow Agent has agreed to accept, hold, and disburse the funds deposited with it in accordance with the terms of the Escrow Agreement.

On November 10, 2009, CHDITN and Shi Quan Ling entered into a Security Agreement stating that in accordance with the Subsidiary Loan Agreement, Shi Quan Ling will provide CHDITN a loan of two million dollars and CHDITN grants Shi Quan Ling first priority security interest in and to the pledge property until the satisfaction of the Obligations under the Subsidiary Loan Agreement.

On November 10, 2009, CHDITN and Zhuang, Jinghua entered into a Security Agreement stating that in accordance to the Subsidiary Loan Agreement, Zhuang, Jinghua will provide CHDITN a loan of two million three hundred twenty one thousand three hundred fifty Chinaese Yuen, equivalent to $340,000 USD, and that CHDITN grants Zhuang, Jinghua first priority security interest in and to the pledge property until the satisfaction of the Obligations under the Subsidiary Loan Agreement.

DECEMBER 4, 2009 DEBT RESTRUCTURING

On December 4, 2009 the Issuer restructured all of the June 1, 2009 promissory notes that were held by Precursor (disclosed immediately above).  All of the June 1, 2009 promissory notes held by Precursor were executed to cover professional service fees and costs associated with acquiring a majority stock position in the Issuer.  As of June 1, 2009, Precursor held a promissory note which covered their services and also the professional services of Greentree, Linear and Mr. Katz.  On December 4, 2009 that June 1, 2009 promissory note held by Precursor was exchanged for new notes and warrants issued to the individual service provider that Precursor had engaged for professional services associated with the exchange transaction between Wide Broad and the Issuer and to Mr. Katz who previously owned a majority position in the Issuer.  The new December 4, 2009 promissory notes and warrants were issued as follows:

On December 4, 2009, CHDITN signed a Promissory Note with Greentree Financial Group Inc. (“Greentree”), stating that CHDITN promised to pay to the order of Greentree the sum of One Hundred Forty Thousand Dollars ($140,000), plus interest of $11,200 or approximately 8% interest per annum, paid quarterly, with a maturity date of December 4, 2010. In addition, Greentree shall have a right to convert the principal amount, partially or in full, into number of shares of Common Sock of the Registrant at a price per share of One dollar ($1.00).  On December 4, 2009, the Registrant issued Warrants to Greentree for consideration in the amount of Ten United States Dollars ($10.00) and as incentive for Greentree. The Warrants entitle Greentree to purchase from the Company at any time or times on or after December 4, 2009, but not after 11:59 P.M. Eastern Time on the Expiration Date of December 4, 2014, One Hundred and Forty Thousand (140,000) fully paid and nonassessable shares of Common Stock of the Registrant at the exercise price per share of One dollar ($1.00) or as subsequently adjusted as provided in the Warrant issued to Greentree.

On December 4, 2009, CHDITN signed a Promissory Note with Precursor Management Inc.(“PMI”), stating that CHDITN promised to pay to the order of PMI the sum of One Hundred Forty Thousand Dollars ($140,000), plus interest of $11,200 or approximately 8% interest per annum, paid quarterly, with a maturity date of December 4, 2010. In addition, PMI shall have a right to convert the principal amount, partially or in full, into number of shares of Common Sock of the Registrant at a price per share of One dollar ($1.00).  On December 4, 2009, the Registrant issued Warrants to PMI for consideration in the amount of Ten United States Dollars ($10.00). The Warrants entitle PMI to purchase from the Company at any time or times on or after December 4, 2009, but not after 11:59 P.M. Eastern Time on the Expiration Date of December 4, 2014, One Hundred and Forty Thousand (140,000) fully paid and nonassessable shares of Common Stock of the Registrant at the exercise price per share of One dollar ($1.00) or as subsequently adjusted as provided in the Warrant issued to PMI.

On December 4, 2009, CHDITN signed a Promissory Note with Linear Capital Partners LLC (“Linear”), stating that CHDITN promised to pay to the order of Linear the sum of Forty Thousand Dollars ($40,000), plus interest of $3,200 or approximately 8% interest per annum, paid quarterly, with a maturity date of December 4, 2010. In addition, Linear shall have a right to convert the principal amount, partially or in full, into number of shares of Common Sock of the Registrant at a price per share of One dollar ($1.00).  On December 4, 2009, the Registrant issued Warrants to Linear for consideration in the amount of Ten United States Dollars ($10.00). The Warrants entitle Linear to purchase from the Company at any time or times on or after December 4, 2009, but not after 11:59 P.M. Eastern Time on the Expiration Date of December 4, 2014, Forty Thousand (40,000) fully paid and nonassessable shares of Common Stock of the Registrant at the exercise price per share of One dollar ($1.00) or as subsequently adjusted as provided in the Warrant issued to Linear.

On December 4, 2009, CHDITN signed a Promissory Note with Maurice Katz (“Mr. Katz”), stating that CHDITN promised to pay to the order of Mr. Katz the sum of Eighty Five Thousand Dollars ($85,000), plus interest of $6,800 or approximately 8% interest per annum, paid quarterly, with a maturity date of December 4, 2010. In addition, Mr. Katz shall have a right to convert the principal amount, partially or in full, into number of shares of Common Sock of the Registrant at a price per share of One dollar ($1.00).  On December 4, 2009, the Registrant issued Warrants to Mr. Katz, for consideration in the amount of Ten United States Dollars ($10.00). The Warrants entitle Maurice Katz to purchase from the Company at any time or times on or after December 4, 2009, but not after 11:59 P.M. Eastern Time on the Expiration Date of December 4, 2014, Eighty Five Thousand (85,000) fully paid and nonassessable shares of Common Stock of the Registrant at the exercise price per share of One dollar ($1.00) or as subsequently adjusted as provided in the Warrant issued to Mr. Katz.

DISCLOSURE OF COMMISSION POSITION OF INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.

Pursuant to Section 607.0850 of the General Corporation Law of the State of Florida, the Company will indemnify to the fullest extent permitted by, and in the manner permissible under law, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed claim, action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that such person is or was director, officer, employee or agent of the corporation, or is or was serving at our request as a director, partner, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. The indemnification covers expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement. It also covers costs. The Company may pay advancements towards these expenses. The power to indemnify applies only if such person acted in good faith and in a manner such person reasonably believed to be in the best interests, or not opposed to the best interests, of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

The Company does not specifically provide indemnification of its officers, directors, employees and other agents within the By Laws and Articles of Incorporation.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed hereby in the Securities Act and we will be governed by the final adjudication of such issue.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Traci J. Anderson, CPA ("Anderson") and ZYCPA Company Limited (“ZYCPA”) for our audit of the annual financial statements for the years ended December 31, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2009		2008
	ZYCPA		Anderson

Audit Fees (1)	$ 80,000	(2)	$2,500	(3)
Audit-Related Fees (4)			--
Tax Fees (5)			--
All Other Fees (6)			--
Total Accounting Fees and Services	$ 80,000		$2,500

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Forms 10-Q and 10-K, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for ZYCPA in 2009 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2009, and (ii) the review of the financial statements included in our filings on Form 10-Q for the second and third quarters of 2009.

(3)
The amounts shown for Anderson in 2008 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2008, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2008.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.
(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Traci J. Anderson CPA and ZYCPA were pre-approved by our Board of Directors.

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

    (a) On December 31, 2009, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of Decor Products International, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2009
Statements of Operations - for the years ended December 31, 2009 and 2008
Statements of Cash Flows - for the years ended December 31, 2009 and 2008
Statements of Stockholders’ Equity - for the years ended December 31, 2009 and 2008
Notes to Financial Statements

2. Exhibits

14.1 Code of Ethics *
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer
32.2. Section 1350 Certifications of Chief Financial Officer

* Filed previously.

(b)	Reports on Form 8-K

Reports on Form 8-K filed in the 2009

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

(2)	On August 6, 2009, we filed a current report in Form 8-K to announce a press release discussing a proposed private placement by the Company.
(3)	On August 31, 2009, we filed an amendment to current report in Form 8-K/A to amend the current report in Form 8-K filed on July 24, 2009.
(4)	On November 5, 2009, we filed a current report in Form 8-K to announce a change in our certifying accountant.

(5) (6)
On November 6, 2009, we filed a current report in Form 8-K to announce a change in our Chief Financial Officer.

On November 17, 2009, we filed an amendment to the current report in Form 8-K/A to amend the current report in Form 8-K filed on November 5, 2009.

(7) (8)
On December 3, 2009, we filed a current report in Form 8-K to announce the creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant and the Issuance of Unregistered Securities.

On December 16, 2009, we filed a current report in Form 8-K to announce the creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant and the Issuance of Unregistered Securities.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Decor Products International, Inc.

Date: April 15, 2010                                                                      By: /s/ Liu Rui Sheng
Liu Rui Sheng
Chief Executive Officer, President, Chairman