Form 10-Q
period 2010-03-31
DECOR PRODUCTS INTERNATIONAL, INC.
filed 2010-05-17
CIK 1435717

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____to _____

000-53272
(Commission File Number)

DÉCOR PRODUCTS INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Florida	20-8211061
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

No. 6 Economic Zone, Wushaliwu, Chang’an Town
Dongguan, Guangdong Province, China
 (Address of principal executive offices)

(86) 769-85533948
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	♦
Non-accelerated filer	♦(Do not check if a smaller reporting company)
Accelerated filer	♦
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

Number of shares of common stock outstanding as of May 11, 2010:       20,598,304

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DÉCOR PRODUCTS INTERNATIONAL, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,694,287	$777,332
Accounts receivable, trade	13,490,664	13,203,074
Inventories	537,365	276,149
Advances to suppliers	284,373	1,320,231
Deposits and prepayments	33,656	335,221
Total current assets	17,040,345	15,912,007

Non-current assets:
Plant and equipment, net	7,803,062	8,095,917
Construction in progress	6,042,487	6,041,515
TOTAL ASSETS	$30,885,894	$30,049,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$562,425	$665,542
Short-term bank borrowings	-	570,408
Current portion of long-term bank borrowings	997,215	1,118,791
Convertible notes payable, net	1,469,900	1,220,708
Promissory notes payable	405,000	405,000
Amount due to a related party	941,421	1,328,126
Income tax payable	392,813	520,473
Accrued liabilities and other payable	827,498	695,711
Total current liabilities	5,596,272	6,524,759

Long-term liabilities:
Long-term bank borrowings	1,023,976	71,046

Total liabilities	6,620,248	6,595,805

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,666,667 shares authorized; 0 shares issued and outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value; 33,333,333 shares authorized; 6,866,101 and 6,866,101 shares issued and outstanding as of March 31, 2010 and December 31, 2009	6,866	6,866
Additional paid-in capital	2,126,130	2,126,130
Statutory reserve	795,215	795,215
Accumulated other comprehensive income	2,592,287	2,586,657
Retained earnings	18,745,148	17,938,766

Total stockholders’ equity	24,265,646	23,453,634

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,885,894	$30,049,439

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2010	2009

Revenues, net	$5,267,893	$4,005,994

Cost of revenue (inclusive of depreciation)	(3,181,044)	(2,166,255)

Gross profit	2,086,849	1,839,739

Operating expenses:
Sales and marketing	(284,161)	(292,623)
Professional and consulting fee	(83,816)	-
General and administrative	(192,974)	(197,463)
Total operating expenses	560,951	490,086

Income from operations	1,525,898	1,349,653

Other income (expense):
Interest income	671	388
Interest expense	(327,370)	(42,066)

Income before income taxes	1,119,199	1,307,975

Income tax expense	(392,817)	(326,994)

NET INCOME	$806,382	$980,981

Other comprehensive income:
- Foreign currency translation gain	5,630	31,944

COMPREHENSIVE INCOME	$812,012	$1,012,925

Net income per share – Basic	$0.12	$0.15
Net income per share – Diluted	$0.10	$0.15

Weighted average shares outstanding – Basic	6,866,101	6,666,667
Weighted average shares outstanding – Diluted	7,914,435	6,666,667

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$806,382	$980,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	294,161	151,662
Loss on disposal of plan and equipment	-	619
Interest expenses, non-cash	249,192	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(285,469)	(542,517)
Inventories	(261,175)	(172,197)
Advances to suppliers	1,036,081	-
Deposits and prepayments	117,154	21,909
Accounts payable, trade	(103,226)	(6,680)
Income tax payable	(127,745)	(121,141)
Accrued liabilities and other payable	316,170	(33,831)

Net cash provided by operating activities	2,041,525	278,805

Cash flows from investing activities:
Payments on construction in progress	-	(366,605)

Net cash used in investing activities	-	(366,605)

Cash flows from financing activities:
Repayment to a related party	(385,387)	-
Proceeds from short-term bank borrowings	-	774,107
Proceeds from long-term bank borrowings	1,023,986	-
Payments on short-term bank borrowings	(570,505)	-
Payments on long-term bank borrowings	(192,815)	(766,672)

Net cash (used in) provided by financing activities	(124,721)	7,435

Effect of exchange rate changes on cash and cash equivalents	151	323

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,916,955	(80,042)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	777,332	268,698

CASH AND CASH EQUIVALENT, END OF PERIOD	$2,694,287	188,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$520,562	$735,138
Cash paid for interest	$78,178	$68,933

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2010, as restated	6,866,101	$6,866	$2,126,130	$795,215	$2,586,657	$17,938,766	$23,453,634

Net income for the period	-	-	-	-	-	806,382	806,382

Foreign currency translation adjustment	-	-	-	-	5,630	-	5,630
Balance as of March 31, 2010	6,866,101	$6,866	$2,126,130	$795,215	$2,592,287	$18,745,148	$24,265,646

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

In the opinion of management, the consolidated balance sheet as of March 31, 2010 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

On April 8, 2010, the Company approved the Plan of Merger for the purpose of re-domiciling the Company to the State of Nevada. Concurrently, the Company approved a 1 for 3 reverse split of its common stock. All common stock and per share data for all periods presented in these condensed consolidated financial statements have been restated to give effect to the reverse stock split.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Wide Broad Group Limited (“Wide Broad”)	British Virgin Islands, a limited liability company	Investment holding	1,000 issued shares of US$1 each	100%

Dongguan CHDITN Printing Co., Ltd. (“CHDITN”)	The PRC, a limited liability company	Sales and manufacture of furniture decorative paper and related products in the PRC	RMB 13,876,092	100%

The Company and its subsidiaries are hereinafter referred to as (the "Company").

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of DCRD and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

As of March 31, 2010, the Company did not record an allowance for doubtful accounts.

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

As of March 31, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

Depreciation expense for the three months ended March 31, 2010 and 2009 were $294,161 and $151,662, which included $250,322 and $148,539 in cost of revenue, respectively.

As of March 31, 2010, certain plant and machinery with the aggregate net book value of $1,072,472 were pledged as securities in connection with long-term bank borrowings (see Note 11).

Approximately $715,540 (equivalent to RMB4,891,504) of plant and machinery became fully depreciated as of March 31, 2010.

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

In accordance with the provisions of the provision of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2010.

●	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company derives revenues from the sales of furniture decorative paper and related products. The Company recognizes its revenues net of value-added taxes ("VAT"). The Company is subject to VAT which is levied on the majority of the products at the standard rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. The Company experienced no material product returns and recorded no reserve for sales returns for the three months ended March 31, 2010 and 2009.

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the three months ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is United States Dollars ("US$"). The Company's subsidiary in the PRC maintain its books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the condensed statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2010	March 31, 2009
Period-end rate RMB:US$1 exchange rate	6.8361	6.8456
Average rate RMB:US$1 exchange rate	6.8360	6.8466

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

Cash and cash equivalents, accounts receivable, advances to suppliers, deposits and prepayments, accounts payable, amount due to a related party, income tax payable, accrued liabilities and other payable are carried at cost which approximates fair value. The estimated fair value of bank borrowings, convertible notes payable and promissory notes payable was approximately $4 million as of March 31, 2010, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition” (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but do not expect a material impact on its condensed consolidated financial statements.

FASB ASC 810, “Consolidation” (“ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, ASC 810, amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This phase of ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

NOTE 4 – ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Management periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history and the current economic conditions. For the three months ended March 31, 2010 and 2009, the Company recorded no allowance for doubtful accounts.

Up to May 10, 2010, the Company has subsequently recovered from approximately 22% of the accounts receivable as of March 31, 2010.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Raw materials	$296,213	$168,909
Work-in-process	15,748	26,553
Finished goods	213,020	61,082
Packaging materials and supplies	12,384	19,605
	$537,365	$276,149

For the three months ended March 31, 2010 and 2009, the Company recorded no allowance for slow moving and obsolete inventories.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 6 – CONSTRUCTION IN PROGRESS

During the 2010 fiscal year, the Company anticipated the construction of a new manufacturing facility for laminated board with an area of 100,000 square feet, adjacent to its existing facility. Total estimated construction costs of a new manufacturing facility are approximately $17,140,840 (equivalent to RMB117,176,496). The construction is scheduled to be fully completed in the third quarter of 2010. As of March 31, 2010, the Company has incurred and capitalized $6,042,847 as “Construction in progress”.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On November 10, 2009, the Company, through its subsidiary, CHDITN and Zhuang, Jinghua (“Mr. Zhuang”) entered into a Subsidiary Loan Agreement (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, Mr. Zhuang advanced $340,000 (equal to RMB 2,321,350) to CHDITN and the funds were used to set up new printing production lines. The Company agreed to convert the loan amount into common stock of the Company at a fixed conversion price of $3 per share, equal to 113,334 shares (post reverse split) of its common stock, any time before the maturity day upon the written notice from Mr. Zhuang. Interest was carried at the rate of 8% per annum, payable quarterly, with a maturity date of November 10, 2010.

Concurrently, on November 10, 2009, the Company, through its subsidiary, CHDITN and Shi Quan Ling (“Mr. Shi”) entered into a Subsidiary Loan Agreement (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, Mr. Shi advanced $2,000,000 (equal to RMB 13,655,000) to CHDITN and the funds were used to set up new printing production lines. The Company agreed to convert the loan amount into common stock of the Company at a fixed conversion price of $3 per share, equal to 666,667 shares (post reverse split) of its common stock, any time before the maturity day upon the written notice of Mr. Shi. Interest was carried at a rate of 8% per annum, quarterly payable, with a maturity date of November 10, 2010.

In connection with the Loan Agreements, the Company also agreed to issue warrants to Mr. Zhuang and Mr. Shi, for consideration of $10, respectively, as incentive for Mr. Zhuang and Mr. Shi to lend money to the Company. The warrants entitled Mr. Zhuang and Mr. Shi to purchase 113,334 and 666,667 shares (post reverse split) of its common stock from the Company respectively at any time or times on or after November 10, 2009 with the expiry of November 10, 2014 at the exercise price per share of $3 or as subsequently adjusted under the warrant agreements.

In addition, the President of the Company, Mr. Liu Rui Sheng (“Mr. Liu”), entered into a Pledge Agreement with Mr. Zhuang, Mr. Shi and Greentree Financial Group, Inc. as Escrow Agent. Pursuant to the Pledge Agreement, Mr. Liu agreed to irrevocably pledge to Mr. Zhuang and Mr. Shi, 4,510,667 shares (post reverse split) of common stock held by him, as collateral for the Loan Agreements between CHDITN and Mr. Zhuang and Mr. Shi.

On December 17, 2009, the Company received aggregate proceeds of $2,081,000, net of expenses and deductions of prepaid interests, from Mr. Shi and Mr. Zhuang.

The Company has engaged an independent appraiser to perform a valuation of the convertible notes and has determined that the convertible notes are recorded in accordance with ASC Topic 470-20, “Debt with conversion and other options”, the warrants and related convertible notes should be accounted for as two separate instruments (equity and debt instruments). The accounting for these instruments reflects the notion that the consideration received upon issuance must be allocated between equity and debt components. Proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two components, based on the relative fair value of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants is accounted for as paid-in capital. The remainder of the proceeds is allocated to the debt instrument portion of the transaction as debt discount.

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Notional amount of the convertible notes payable to Mr. Zhuang and Mr. Shi, net of expenses	$2,081,000	$2,081,000
Less: debt discount, unamortized	(611,100)	(860,292)
	$1,469,900	$1,220,708

The convertible notes are discounted for the fair value of warrants on the grant date using Black-Scholes Option Pricing Model under ASC Topic 718, with the following assumptions. The discount is being amortized over the life of the debt using the effective interest method. For the three months ended March 31, 2010, the Company recognized $249,192 as amortization of debt discount and recorded as interest expense in the statement of operations.

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.31%
Dividend yield	0%
Weighted average fair value	0.93

NOTE 8 – CONVERTIBLE PROMISSORY NOTES PAYABLE

On June 1, 2009, the Company’s subsidiary, CHDITN, issued four promissory notes to Precursor Management, Inc. (“PMI”) in the aggregate principal amount of $705,000 representing the ammount it borrowed to pay for certain transaction fees and professional fees associated with becoming a “public company”, with an interest rate of 6.5% per annum, fully payable on September 30, 2009. On November 19, 2009, both parties mutually agreed to extend the payment date until December 30, 2009.

In December 2009, the Company repaid $300,000 to the promissory note and both parties agreed to restructure four promissory notes in exchange for new notes in the remaining principal amount of $405,000 with an interest rate of 8% per annum, fully payable on December 4, 2010, by issuing into the following new promissory notes with four different parties:

On December 4, 2009, the Company, through CHDITN, issued a Promissory Note to Greentree Financial Group Inc. (“Greentree”), providing that CHDITN promised to pay to the order of Greentree the sum of $140,000, plus interest of $11,200 or approximately 8% interest per annum, payable quarterly, with a maturity date of December 4, 2010. In addition, Greentree shall have a right to convert the principal amount, partially or in full, into number of shares of common stock of the Company at the exercise price of $3 per share.

On December 4, 2009, the Company, through CHDITN signed a Promissory Note with PMI, stating that CHDITN promised to pay to the order of PMI the sum of $140,000, plus interest of $11,200 or approximately 8% interest per annum, quarterly payable, with a maturity date of December 4, 2010. In addition, PMI shall have a right to convert the principal amount, partially or in full, into number of shares of common stock of the Company at the exercise price of $3 per share.

On December 4, 2009, the Company, through CHDITN, issued a Promissory Note to Linear Capital Partners LLC. (“Linear”), providing that CHDITN promised to pay to the order of Linear the sum of $40,000, plus interest of $3,200 or approximately 8% interest per annum, payable quarterly, with a maturity date of December 4, 2010. In addition, Linear shall have a right to convert the principal amount, partially or in full, into number of shares of common stock of the Company at the exercise price of $3 per share.

On December 4, 2009, the Company, through CHDITN issued a Promissory Note to Maurice Katz (“Mr. Katz”), stating that CHDITN promised to pay to the order of Mr. Katz the sum of $85,000, plus interest of $6,800 or approximately 8% interest per annum, payable quarterly, with a maturity date of December 4, 2010. In addition, Mr. Katz shall have a right to convert the principal amount, partially or in full, into number of shares of common stock of the Company at the exercise price of $3 per share.

In connection with these four Promissory Notes, the Company agreed to issue warrants for the purchase of an aggregate of 135,000 shares, to the holders of the promissory notes, for consideration in the amount of $10 as incentive to lend money to the Company, respectively. The Warrants entitled the promissory note holders to purchase from the Company at any time or times on or after December 4, 2009, the aggregate of 135,000 shares (post reverse split) of common stock of the Company an the exercise price of $3 per share.

The Company engaged an independent appraiser to perform a valuation of the convertible promissory notes and has determined that the equity instruments issued in relation to the promissory notes are recorded in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The fair value of warrants on the grant date is measured using Black-Scholes Option Pricing Model under ASC Topic 718, with the following assumptions.

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.37%
Dividend yield	0%
Weighted average fair value	0.93

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 9 – AMOUNT DUE TO A RELATED PARTY

As of March 31, 2010, amount due to a related party of $941,421 represented temporary advances made by Mr. Liu, the director of the Company, which was unsecured, interest-free with no fixed repayment term.

NOTE 10 – ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

VAT payable	$169,052	$-
Accrued payroll and benefit costs	427,600	453,629
Accrued professional and consulting fees	202,613	239,132
Accrued rental expenses	26,331	-
Other payables	1,902	2,950
	$827,498	$695,711

NOTE 11 – LONG-TERM BANK BORROWINGS

Long-term bank borrowings were as follows:

		March 31, 2010	December 31, 2009
		(Unaudited)	(Audited)
Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB2,240,000 (2009: RMB2,240,000) with effective interest rate ranging from 5.67% to 7.84% per annum, payable monthly, due September 20, 2010	(a)	$327,672	$327,620
Equivalent to RMB7,000,000 with effective interest rate of 4.8% per annum, payable monthly, due March 8, 2015	(a)	1,023,976	-

Equivalent to RMB2,870,237 (2009: RMB3,696,756) with effective interest rate ranging from 7.02% to 9.83% per annum, with monthly principal and interest payments of $43,231, due January 16, 2011	(b)	419,865	540,683
Equivalent to RMB1,706,852 (2009: RMB2,198,393) with effective interest rate ranging from 7.02% to 9.83% per annum, with monthly principal and interest payments of $25,712, due January 17, 2011	(b)	249,678	321,534

Total bank borrowings		2,021,191	1,189,837

Less: current portion		(997,215)	(1,118,791)

Long-term bank borrowings, net of current portion		$1,023,976	$71,046

As of March 31, 2010, the minimum future payments of the aggregate bank borrowings in the next five years are as follows:

Year ending March 31:
2011	$997,215
2012	-
2013	325,111
2014	341,064
2015	357,801

Total borrowings	$2,021,191

(a)	These borrowings were guaranteed by Mr. Liu, the director of the Company and collateralized by the real properties held by the director of the Company situated in the PRC.

(b)	These borrowings were collateralized by certain plant and machinery with an aggregate net book value of $1,072,472 as of March 31, 2010.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

(a)         Common stock

On April 8, 2010, the Company approved a 1 for 3 reverse split of its common stock. All common stock and per share data for all periods presented in these condensed consolidated financial statements have been restated to give effect to the reverse stock split. All the fractional shares resulting from the combination will be rounded up to the nearest whole share.

As of March 31, 2010, the Company had a total of 6,866,101 shares of its common stock issued and outstanding.

(b)         Warrants granted

Warrants outstanding as of March 31, 2010 are summarized as follows (warrants were not issued to employees):

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Warrants granted for services in September 2009	133,334	$4.20	$4.20	$2.55
Warrants granted for convertible notes payable in November 2009	780,000	3.00	3.00	2.79
Warrants granted for convertible promissory notes payable in December 2009	135,000	3.00	3.00	2.79

Balance as of December 31, 2009 and March 31, 2010	1,048,334	$3 – 4.2	$3.15	$2.76

For the three months ended March 31, 2010, there was no movement in the warrants outstanding.

NOTE 13 – INCOME TAXES

For the three months ended March 31, 2010 and 2009, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Three months ended March 31,
	2010	2009
Tax jurisdictions from:
- Local	$(250,242)	$-
- Foreign	1,449,441	1,307,975
Income before income taxes	$1,199,199	$1,307,975

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

British Virgin Island

Under the current BVI law, Wide Broad is not subject to tax on its income or profits. For the three months ended March 31, 2010 and 2009, Wide Broad suffered from an operating loss of $96,064 and $0, respectively.

The PRC

The Company generated its income from a subsidiary operating in the PRC for the years ended December 31, 2009 and 2008. Effective from January 1, 2008, CHDITN is subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

A reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009

Income before income taxes	$1,545,505	$1,307,975
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	386,376	326,994

Tax effect of non-taxable items	6,441	-
Income tax expense	$392,817	$326,994

No provision for deferred tax assets or liabilities has been made, since the Company has no material temporary difference between the tax bases of assets and liabilities and their carrying amounts.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 14 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended March 31, 2010 and 2009, there is no customer who accounts for 10% or more of the Company’s revenues.

(b)         Major vendors

For the three months ended March 31, 2010 and 2009, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended March 31, 2010		March 31, 2010
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$569,401	20%	$-
Vendor B		455,847	16%	83,001
Vendor C		443,852	16%	-
Vendor D		340,942	12%	152,304

	Total:	$1,810,042	64%	$235,305

		Three months ended March 31, 2009		March 31, 2009
Vendor		Purchases	Percentage of purchases	Accounts payable, trade

Vendor B		$511,215	26%	$-
Vendor A		275,922	14%	107,625
Vendor F		254,382	13%	102,531
Vendor G		216,951	11%	110,955

	Total:	$1,258,470	64%	$321,111

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

The Company’s interest-rate risk arises from bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. At the period-end, the bank borrowings were both at fixed and floating rates.

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

The Company’s subsidiary in the PRC is committed under several non-cancelable operating leases of office premises and manufacturing facility with a term of 10 years with fixed monthly rentals, due through December 31, 2020. Total rent expenses for the period ended March 31, 2010 and 2009 was $57,608 and $82,673, respectively.

As of March 31, 2010, future minimum rental payments due under non-cancelable operating leases in the next five years and thereafter are as follows:

Year ending March 31:
2011	$197,481
2012	210,646
2013	210,646
2014	217,229
2015	236,977
Thereafter	979,945

Total	$2,052,924

(b)	Consultancy fee commitment

The Company is committed to pay a monthly fee to Interactive Investors, Inc. for a one-year service of management consulting, business advisory, shareholder information and public relations, expiring on August 31, 2010. As of March 31, 2010, the Company has future minimum contingent payment of $65,000 in the next 12 months.

(c)	Capital commitment

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for business expansion. The construction is expected to be completed in the third quarter of 2010. Total estimated construction costs are approximately $30 million (equivalent to RMB 205 million). As of March 31, 2010, the Company paid $6,042,487 to the third party equipment vendors and contractors and was recorded as construction in progress. The aggregate contingent payments related to the third party contractors and the addition of new plants and equipments are approximately $4.2 million.

NOTE 16 – SUBSEQUENT EVENTS

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

On April 8, 2010, the Board of Directors and consenting shareholder holding a majority of issued and outstanding Common Stock approved a change the domicile of the Company from Florida to Nevada. The change of domicile will be effected by means of a merger between the Company and a newly formed wholly-owned Nevada subsidiary of the Company, in which the subsidiary will be the surviving entity. This change of domicile is expected to become effective on or about May 24, 2010 upon the filing of articles of merger with the Secretary of State of the states of Florida and Nevada in accordance with applicable state laws.

On April 8, 2010, the Board of Directors approved and recommended a combination of the shares of common stock of DCRD, such that every three (3) shares of common stock $.001 par value would be combined into one (1) share of common stock in connection with the Reincorporation Merger, which the Company anticipates will be effective by May 24, 2010.  In the proposed share combination, referred to as a reverse stock split or “Reverse Split”, the par value of Common Stock will not change.  All the fractional shares resulting from the combination will be rounded up to the nearest whole share. Since it was contemplated that the reverse stock split would occur simultaneously with the Reincorporation, management determined that the objective and substantive effect of the reverse stock split would be accomplished under and pursuant to the Merger Agreement, which would feature an exchange ratio in which every three (3) shares of Florida Corporation common stock will be converted into one (1) share of Nevada Corporation common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPE RATION

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions and beliefs. Statements that contain words like “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, or variations of such words and similar expressions are forward-looking statements. In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We do not guarantee future results, and actual results, developments and business decisions may differ from those contemplated by those forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

OVERVIEW

We develop and manufacture décor paper through our wholly owned subsidiary Wide Broad Group Limited (“Wide Broad”), which is a holding company that wholly owns Dongguan CHDITN Printing Company Limited (“CHDITN”), a producer of furniture decorative paper in Dongguan Province in the central region of the People’s Republic of China (“PRC” or “China”). As used herein the terms “Our”, "We", the "Company", "DCRD", the "Registrant," or the "Issuer" refers to Décor Products International, Inc., its subsidiaries and predecessors, unless indicated otherwise. Our focus is to develop, manufacture and sell décor paper products including polyurethane paper, polyester paper and melamine paper. Our business is based in China and CHDITN has an estimated 7% market share of the décor paper market in China.

Additionally, we believe we can diversify and introduce laminated boards to our existing customers. We have commenced development of a production line for laminated boards, which we anticipate will be completed in September 2010.

In July 2009, we executed a Plan of Exchange (the “POE”) among the shareholders of DCRD, Wide Broad, the shareholders of Wide Broad and CHDITN. Pursuant to the POE, DCRD acquired one hundred percent (100%) of the issued and outstanding share capital of Wide Broad from the Wide Broad Shareholders in an exchange for a new issuance 20,000,000 shares of common stock of DCRD and the simultaneous retirement to treasury of 7,450,000 shares of common stock (the “Control Shares”) held in the name of Maurice Katz (our former President). Also pursuant to the POE, DCRD affected a 1 for 4 reverse split of the Common Stock of DCRD.

CHDITN is currently a wholly-owned subsidiary of Wide Broad and after the post share exchange, CHDITN became a wholly-owned indirect subsidiary of DCRD.

On April 8, 2010, our Board of Directors and consenting shareholder holding a majority of issued and outstanding common stock approved our reincorporation from Florida to Nevada by means of a merger between us and a newly formed wholly-owned Nevada subsidiary, in which the subsidiary will be the surviving entity.  Our reincorporation will become effective when the articles of merger are filed and made effective with the offices of the Secretary of State for Florida and Nevada, respectively.  This will occur no sooner than thirty (30) days after the mailing of the Information Statement, or on or about May 24, 2010. Additionally, a reverse stock split will occur simultaneously with the Reincorporation, which will feature an exchange ratio in which every three (3) shares of Florida Corporation common stock will be converted into one (1) share of Nevada Corporation common stock.

Unless otherwise indicated, all information in this Form 10-Q has been adjusted to reflect a 1-for-3 reverse split of our common stock to be completed on or about May 24, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals, stock-based compensation, inventories, deferred costs, income taxes, impairment of long-lived assets, and valuation and impairment of investments have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of the new accounting standards that affect us, see Note 3 of notes to our condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	For the three months ended March 31,
	2010	2009
Revenue, net	$5,267,893	$4,005,994
Cost of Revenue:	$3,181,044	$2,166,255
Operating Expenses:	$560,951	$490,086
Income from Operations:	$1,525,898	$1,349,653
Interest Expenses:	$327,370	$42,066
Income Taxes:	$392,817	$326,994
Net Income:	$806,382	$980,981
Other Comprehensive Income:	$5,630	$31,944
Total Comprehensive Income:	$812,012	$1,012,925

Revenues

We had net sales revenues of $5,267,893 and $4,005,994 for the three months ended March 31, 2010 and 2009, respectively. The increase in sales revenues was primarily due to the sales of our décor paper, which generated an increase of $1,261,899 in revenue compared to the same period in 2009. Management believes this was primarily because of the recovery from global financial crisis, which had significant impact on our revenues in 2009.

In 2010 and beyond, after the commencement of our new production line for laminated boards which is anticipated later in September 2010, we expect that our net sale revenues will grow steadily from 2010 due to our core production switching from the decor paper to laminated board, which we believe is considerably more profitable.

The global economic uncertainty that we are operating in today could adversely impact our business. However, our business is based in China—a country that is still projected to have economic growth in 2010. We currently offer and have market acceptance of our décor paper products in China. We believe that the décor paper market and laminated board market present a meaningful growth opportunity in China.

Cost of Revenue

Cost of revenue primarily includes cost of supplies to manufacture our décor paper and the allocation of direct manufacture overhead. We had $3,181,044 and $2,166,255 in cost of sales, or 60.39% and 54.08% of net sales revenues, during the three months ended March 31, 2010 and 2009, respectively. The cost of revenue as a percentage of net sales revenue increased during the first quarter of 2010 mainly due to the increase in direct manufacturing overhead including depreciation of our new printing machine.

Operating Expenses

The following table summarizes our operating expenses:

	Three months ended March 31,
		% of net		% of net
	2010	sales	2009	sales
	(in thousands)
Sales and marketing	$284.16	5.4%	$292.62	7.3%
Professional, Consulting Fees	83.82	1.6%	-	-%
General and Administrative	192.97	3.7%	197.46	4.9%
Total net operating expenses	$560.95	10.7%	$490.08	12.2%

We had operating expenses of $560,951 and $490,086 for the three months ended March 31, 2010 and 2009, respectively. The increase in operating expenses during the three months ended March 31, 2010 compared to the same period in 2009 was due primarily to professional and consulting fees of $83,816 for legal and accounting services in connection with private financings and public company reporting obligations.

OTHER INCOME (EXPENSE)

Interest Expense

Interest expense was $327,370 and $42,066 for the three months ended March 31, 2010 and 2009, respectively. The increase in interest expenses was primary due to amortization of debt discount arising from convertible notes payable.

Income Tax Expense

We had income tax expense of $392,817 and $326,994 for the three months ended March 31, 2010 and 2009, respectively. The increase in income tax expense in the first quarter of 2010 compared with the first quarter of 2009 was primarily due to increase an in taxable income.

Net Income

We had net income of $806,382 and $980,981 for the three months ended March 31, 2010 and 2009, respectively. The net income in these periods was due primarily to sales of our décor paper. Our net income is a function of revenues, cost of sales and other expenses as described above. The decrease in net income during the first quarter of 2010 was due primarily to the increase in interest expense by $285,304, which was incurred from convertible notes in the amount of $2,340,000 issued and convertible promissory notes in the amount of $405,000 issued, consisting of both cash interest expenses and amortization of debt discount.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

Cash flows provided by operating activities were $2,041,525 and $278,805 for the three months ended March 31, 2010 and 2009, respectively. Positive cash flows from operations for the three months ended March 31, 2010 resulted primarily from our net income of $806,382, a decrease in advances to suppliers by $1,036,081, a decrease in deposits and prepayments by $117,154 and an increase in accrued liabilities and other payables by $316,170, partially offset by increases in accounts receivable and inventories by $285,469 and $261,175, respectively, plus decreases in accounts payable and income tax payable by $103,226 and $127,745, respectively. Positive cash flows from operations for the three months ended March 31, 2009 resulted primarily from our net income of $980,981, partially offset by the increases in accounts receivable and inventories by $542,517 and $172,197, respectively, and the decrease in accounts payable, income tax payable and accrued liabilities by $6,680, $121,141, and $33,831, respectively.

We had no cash flows from investing activities during the three months ended March 31, 2010. Cash flows of $366,605 used in investing activities during the three months ended March 31, 2009 were due primarily to payments related to construction in progress.

Cash flows used in financing activities were $124,721 during the three months ended March 31, 2010, compared to cash flows of $7,435 provided by financing activities during the three months ended March 31, 2009. Negative cash flows during the three months ended March 31, 2010 were due primarily to the repayment to a related party of $385,387, and the payments on bank borrowings of total $763,320, offset by the proceeds from long-term bank borrowings of $1,023,986. Positive cash flows during the three months ended March 31, 2009 were due primarily to the proceeds from short-term bank borrowings of $774,107, offset by the payments of $766,672 to long-term bank borrowings.

Liquidity

We project that we will need additional capital to fund operations over the next 6 months. We anticipate we will need an additional $2,000,000 per year in 2010 and 2011.

Overall, we have funded our cash needs from inception through March 31, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

At March 31, 2010, we had cash and cash equivalents of $2,694,287 on hand, of which $2,686,877 was held by our subsidiary in China. The amount of cash available for transfer from CHDITN will be limited both by the liquidity needs of CHDITN and the restriction on currency exchange by Chinese-government mandated requirements including currency exchange controls on certain transfers of funds outside of China.

Currently, we have enough cash to fund our operations for about six months. This is based on our current cash flows from operating activities and financing activities, our positive working capital and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $2,000,000 per year starting in 2010. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of our common stock and newly issued debt could contain debt covenants that impose restrictions on our operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to our current shareholders.

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

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We are specializing in the production and sales of high quality decor paper such as furniture decorative paper, wood-grain paper, and paperboard. We plan to strengthen our position in these markets. We also plan to expand our operations through marketing our products and our concept.

The company had new bank loan of approximately $1,028,000 during the 2010 to improve liquidity.

Off-balance sheet arrangements

At March 31, 2010, we do not have any off-balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at March 31, 2010 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$2,053	$197	$639	$237	$980
Purchase commitments	4,200	4,200	-	-	-
Total	$6,253	$4,397	$639	$237	$980

Operating leases

We lease certain facilities under non-cancelable operating leases that expire at various dates beyond 2015.

Purchase commitments

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for business expansion. Construction is expected to be completed in the third quarter of 2010. Total estimated construction costs are approximately $30 million (equivalent to RMB 205 million). As of March 31, 2010, the Company paid $6,042,487 to the third party equipment vendors and contractors and was recorded as construction in progress. The aggregate contingent payments related to the third party contractors and the addition of new plants and equipment are approximately $4.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURE S.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15 promulgated under the Exchange Act as of March 31, 2010, and, based on their evaluation, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SEC URITIES

None.

ITEM 4.     REMOVED AND RESERVED

None.

ITEM 5.      OTHER INFOR MATION

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

On April 8, 2010, the Board of Directors and consenting shareholder holding a majority of issued and outstanding Common Stock approved a change the domicile of the Company from Florida to Nevada.  The change of domicile, or reincorporation, will be effected by means of a merger between the Company and a newly formed wholly-owned Nevada subsidiary of the Company, in which the subsidiary will be the surviving entity.  This change of domicile will become effective upon the filing of articles of merger with the Secretary of State of the states of Florida and Nevada in accordance with applicable state laws, which we anticipate will be May 24, 2010.

On April 8, 2010, the Board of Directors approved and recommended a combination of the shares of common stock of DCRD, such that every three (3) shares of common stock $.001 par value would be combined into one (1) share of common stock upon effectiveness of the Reincorporation Merger.  In the proposed share combination, referred to as a reverse stock split or “Reverse Split”, the par value of Common Stock will not change.  All the fractional shares resulting from the combination will be rounded up to the nearest whole share. Since it was contemplated that the reverse stock split would occur simultaneously with the Reincorporation, management determined that the objective and substantive effect of the reverse stock split would be accomplished under and pursuant to the Merger Agreement, which would feature an exchange ratio in which every three (3) shares of Florida Corporation common stock will be converted into one (1) share of Nevada Corporation common stock.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIG NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DÉCOR PRODUCTS INTERNATIONAL, INC.

Date: May 17, 2010	By:	/s/ Rui Sheng Liu
Rui Sheng Liu President and Chief Executive Officer

INDEX TO E XHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002