Form 10-Q
period 2010-06-30
DECOR PRODUCTS INTERNATIONAL, INC.
filed 2010-08-23
CIK 1435717

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____to _____

000-53272
(Commission File Number)

DÉCOR PRODUCTS INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8211061
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

No. 6 Economic Zone, Wushaliwu, Chang’an Town
Dongguan, Guangdong Province, China
 (Address of principal executive offices)

(86) 769-85533948
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of June 30, 2010:          6,866,101

TABLE OF CONTENTS

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DÉCOR PRODUCTS INTERNATIONAL, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	F-2

Condensed Consolidated Statements of Operations And Comprehensive Income for the Three and Six Months ended June 30, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2010	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-19

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$569,202	$777,332
Accounts receivable, trade	13,518,800	13,203,074
Inventories	858,361	276,149
Advances to suppliers	1,489,055	1,320,231
Deposits and prepayments	12,393	335,221

Total current assets	16,447,811	15,912,007

Non-current assets:
Plant and equipment, net	9,243,633	8,095,917
Construction in progress	7,534,507	6,041,515

TOTAL ASSETS	$33,225,951	$30,049,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,034,487	$665,542
Short-term bank borrowings	-	570,408
Current portion of long-term bank borrowings	475,435	1,118,791
Convertible notes payable, net	1,718,572	1,220,708
Convertible promissory notes payable	405,000	405,000
Amount due to a related party	978,815	1,328,126
Income tax payable	673,439	520,473
Accrued liabilities and other payable	916,577	695,711

Total current liabilities	6,202,325	6,524,759

Long-term liabilities:
Long-term bank borrowings	1,028,112	71,046

Total liabilities	7,230,437	6,595,805

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,666,667 shares authorized; none of shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 33,333,333 shares authorized; 6,866,101 and 6,866,101 shares issued and outstanding. respectively	6,866	6,866
Additional paid-in capital	2,126,130	2,126,130
Statutory reserve	795,215	795,215
Accumulated other comprehensive income	2,742,665	2,586,657
Retained earnings	20,324,638	17,938,766

Total stockholders’ equity	25,995,514	23,453,634

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,225,951	$30,049,439

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues, net	$7,611,445	$5,667,632	$12,880,324	$9,673,626

Cost of revenue (inclusive of depreciation)	4,442,311	3,048,275	7,623,951	5,214,530

Gross profit	3,169,134	2,619,357	5,256,373	4,459,096

Operating expenses:
Sales and marketing	321,815	367,666	606,029	660,289
Professional and consulting fee	90,350	1,195,127	174,178	1,195,127
General and administrative	177,131	329,308	370,143	526,771

Total operating expenses	589,296	1,892,101	1,150,350	2,382,187

Income from operations	2,579,838	727,256	4,106,023	2,076,909

Other income (expense):
Interest income	734	3,531	1,405	3,919
Interest expense	(330,417)	(47,256)	(657,801)	(89,322)

Income before income taxes	2,250,155	683,531	3,449,627	1,991,506

Income tax expense	(670,864)	(454,601)	(1,063,755)	(781,595)

NET INCOME	$1,579,291	$228,930	$2,385,872	$1,209,911

Other comprehensive income:
- Foreign currency translation gain	7,444	1,127	156,008	33,071

COMPREHENSIVE INCOME	$1,586,735	$230,057	$2,541,880	$1,242,982

Net income per share – Basic	$0.23	$0.03	$0.35	$0.18
Net income per share – Diluted	$0.20	$0.03	$0.30	$0.18

Weighted average common stock outstanding – Basic	6,866,101	6,666,667	6,866,101	6,666,667
Weighted average common stock outstanding – Diluted	7,914,435	6,666,667	7,914,435	6,666,667

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,385,872	$1,209,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	625,493	308,022
Write-off of uncollectible receivables	-	219,025
Consulting service fee, non cash	-	300,000
Loss on disposal of plant and equipment	-	3,213
Interest expenses, non-cash	497,864	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(259,270)	(857,866)
Inventories	(578,831)	(376,548)
Advances to suppliers	158,646	(438,389)
Deposits and prepayments	138,493	29,226
Accounts payable, trade	364,749	602,783
Promissory notes payable	-	705,000
Income tax payable	150,203	6,085
Accrued liabilities and other payable	402,415	222,878
Net cash provided by operating activities	3,885,634	1,933,340

Cash flows from investing activities:
Payments on plant and equipment	(1,150,512)	-
Payments on construction in progress	(2,367,731)	(1,501,383)
Net cash used in investing activities	(3,518,243)	(1,501,383)

Cash flows from financing activities:
Advances (to) from a related party	(314,906)	541,570
Proceeds from short-term bank borrowings	-	774,488
Proceeds from long-term bank borrowings	1,024,179	-
Payments on short-term bank borrowings	(570,614)	-
Payments on long-term bank borrowings	(716,647)	(949,457)
Net cash (used in) provided by financing activities	(577,988)	366,601
Effect of exchange rate changes on cash and cash equivalents	2,467	2,589
NET CHANGE IN CASH AND CASH EQUIVALENTS	(208,130)	801,147
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	777,332	268,698
CASH AND CASH EQUIVALENTS, END OF PERIOD	$569,202	1,069,845
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$913,552	$775,510
Cash paid for interest	$159,937	$89,322
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of construction in progress to plant and equipment	$905,730	$686,810
Transfer of advances to suppliers to plant and equipment	$243,102	$-

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	paid-in capital	reserve	income	earnings	equity

Balance as of January 1, 2010, as restated	6,866,101	$6,866	$2,126,130	$795,215	$2,586,657	$17,938,766	$23,453,634

Net income for the period	-	-	-	-	-	2,385,872	2,385,872

Foreign currency translation adjustment	-	-	-	-	156,008	-	156,008

Balance as of June 30, 2010	6,866,101	$6,866	$2,126,130	$795,215	$2,742,665	$20,324,638	$25,995,514

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

On April 8, 2010, the Company approved the Plan of Merger for the purpose of re-domiciling the Company to the State of Nevada and authorized a 1 for 3 reverse split of its common stock. All common stock and per share data for all periods presented in these condensed consolidated financial statements have been restated to give effect to the reverse stock split.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

The condensed consolidated financial statements include the financial statement of DCRD and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

As of June 30, 2010, the Company did not record an allowance for doubtful accounts.

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

As of June 30, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

Depreciation expense for the three months ended June 30, 2010 and 2009 were $331,332 and $156,360, which included $369,494 and $153,951 in cost of revenue, respectively.

Depreciation expense for the six months ended June 30, 2010 and 2009 were $625,493 and $308,022, which included $619,816 and $302,490 in cost of revenue, respectively.

As of June 30, 2010, certain plant and machinery with the aggregate net book value of $1,003,484 were pledged as securities in connection with long-term bank borrowings.

Approximately $718,430 (equivalent to RMB 4,891,504) of plant and machinery became fully depreciated as of June 30, 2010.

●	Construction in progress

Construction in progress is stated at cost and represents the cost of acquiring contracts to build a new manufacturing facility for laminated board with an area of 100,000 square feet, adjacent feet, adjacent to the existing facility. Total estimated construction costs are approximately $30 million (equivalent to RMB 205 million). The construction is scheduled to be fully completed in the first quarter of 2011. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into operational use. No capitalized interest was incurred during the period of construction.

●	Valuation of long-lived assets

In accordance with the provisions of the provision of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2010.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

The Company derives revenues from the sales of furniture decorative paper and related products. The Company recognizes its revenues net of value-added taxes ("VAT"). The Company is subject to VAT which is levied on the majority of the products at the standard rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. The Company experienced no material product returns and recorded no reserve for sales returns for the six months ended June 30, 2010 and 2009.

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

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the six months ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

●	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common stock outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common stock were dilutive.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2010	June 30, 2009
Period-end RMB:US$1 exchange rate	6.8086	6.8448
Period average RMB:US$1 exchange rate	6.8348	6.8432

●	Related parties

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

Cash and cash equivalents, accounts receivable, advances to suppliers, deposits and prepayments, accounts payable, amount due to a related party, income tax payable, accrued liabilities and other payable are carried at cost which approximates fair value. The estimated fair value of bank borrowings, convertible notes payable and promissory notes payable was approximately $3.6 million as of June 30, 2010, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

 In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Management periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history and the current economic conditions. For the six months ended June 30, 2010 and 2009, the Company recorded no allowance for doubtful accounts.

Up to July 31, 2010, the Company has subsequently recovered from approximately 21% of the accounts receivable as of June 30, 2010.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Raw materials	$405,603	$168,909
Work-in-process	19,904	26,553
Finished goods	420,550	61,082
Packaging materials and supplies	12,304	19,605

	$858,361	$276,149

For the six months ended June 30, 2010 and 2009, the Company recorded no allowance for slow moving and obsolete inventories.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE

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

In addition, the President of the Company, Mr. Liu Rui Sheng (“Mr. Liu”), entered into a Pledge Agreement with Mr. Zhuang, Mr. Shi and Greentree Financial Group, Inc. as Escrow Agent. Pursuant to the Pledge Agreement, Mr. Liu agreed to irrevocably pledge to Mr. Zhuang and Mr. Shi with 4,510,667 shares (post reverse split) of his own common stock as collateral for the Loan Agreements between CHDITN and Mr. Zhuang and Mr. Shi.

On December 17, 2009, the Company received net aggregate proceeds of $2,081,000, net of expenses and deductions of prepaid interests, from Mr. Shi and Mr. Zhuang.

The Company determined that the convertible notes are recorded in accordance with ASC Topic 470-20, “Debt with conversion and other options”, the warrants and related convertible notes should be accounted for as two separate instruments (equity and debt instruments). The accounting for these instruments reflects the notion that the consideration received upon issuance must be allocated between equity and debt components. Proceeds from the sale of a debt instrument with stock purchase warrants are allocated to the two elements, based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants is accounted for as additional paid-in capital. The remainder of the proceeds is allocated to the debt instrument portion of the transaction as debt discount.

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Notional amount of the convertible notes payable to Mr. Zhuang and Mr. Shi, net of expenses	$2,081,000	$2,081,000
Less: debt discount, unamortized	(362,428)	(860,292)

Convertible notes payable, net	$1,718,572	$1,220,708

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The convertible notes are discounted for the fair value of warrants on the grant date using Black-Scholes Option Pricing Model under ASC Topic 718, with the following assumptions. The discount is being amortized over the life of the debt using the effective interest method. For the six months ended June 30, 2010, the Company recognized $497,864 as amortization of debt discount and recorded as interest expense in the statement of operations.

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.31%
Dividend yield	0%
Weighted average fair value	0.93

NOTE 7 – AMOUNT DUE TO A RELATED PARTY

As of June 30, 2010, amount due to a related party of $978,815 represented temporary advances made by Mr. Liu, the director of the Company, which was unsecured, interest-free with no fixed repayment term.

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

VAT payable	$102,769	$-
Accrued payroll and benefit costs	486,511	453,629
Accrued professional and consulting fees	324,373	239,132
Accrued rental expenses	-	-
Other payables	2,924	2,950

	$916,577	$695,711

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 9 – LONG-TERM BANK BORROWINGS

Long-term bank borrowings were as follows:

		June 30, 2010	December 31, 2009
		(Unaudited)	(Audited)
Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB0 (2009: RMB2,240,000) with effective interest rate ranging from 5.67% to 7.84% per annum, payable monthly, due September 20, 2010	(a)	$-	$327,620

Equivalent to RMB7,000,000 with effective interest rate of 4.8% per annum, payable monthly, due March 8, 2015	(a)	1,028,112	-

Equivalent to RMB2,029,973 (2009: RMB3,696,756) with effective interest rate ranging from 7.02% to 9.83% per annum, with monthly principal and interest payments of $43,231, due January 16, 2011	(b)	298,148	540,683

Equivalent to RMB1,207,080 (2009: RMB2,198,393) with effective interest rate ranging from 7.02% to 9.83% per annum, with monthly principal and interest payments of $25,712, due January 17, 2011	(b)	177,287	321,534

Total bank borrowings		1,503,547	1,189,837

Less: current portion		(475,435)	(1,118,791)

Long-term bank borrowings, net of current portion		$1,028,112	$71,046

As of June 30, 2010, the minimum future payments of the aggregate bank borrowings in the next five years are as follows:

Period ending June 30:
2011	$475,435
2012	80,146
2013	330,357
2014	346,567
2015	271,042

Total borrowings	$1,503,547

(a)	These borrowings were guaranteed by Mr. Liu, the director of the Company and collateralized by the real properties held by the director of the Company situated in the PRC.

(b)	These borrowings were collateralized by certain plant and machinery with an aggregate net book value of $1,003,484 as of June 30, 2010.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY

Warrants outstanding as of June 30, 2010 are summarized as follows (warrants were not issued to employees):

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant- date fair value per share

Warrants granted for services	400,000	$1.40	$1.40	$0.85
Warrants granted for convertible notes payable	2,340,000	1.00	1.00	0.93
Warrants granted for convertible promissory notes payable	405,000	1.00	1.00	0.93

Balance as of December 31, 2009 and June 30, 2010	3,145,000	$1 – 1.4	$1.05	$0.92

For the six months ended June 30, 2010, there was no movement in the warrants outstanding.

NOTE 11 – INCOME TAXES

For the six months ended June 30, 2010 and 2009, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Six months ended June 30,
	2010	2009
Tax jurisdictions from:
- Local	$(516,864)	$-
- Foreign	3,966,491	1,991,506

Income before income taxes	$3,449,627	$1,991,506

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, BVI and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America.

British Virgin Island

Under the current BVI law, Wide Broad is not subject to tax on its income or profits. For the six months ended June 30, 2010 and 2009, Wide Broad suffered from an operating loss of $171,856 and $1,170,115, respectively.

The PRC

The Company’s operating subsidiary, CHDITN is subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the three and six months ended June 30, 2010 and 2009 is as follows:

	Six months ended June 30,
	2010	2009

Income before income taxes from the PRC	$4,138,347	$3,161,621
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	1,034,587	790,405

Tax effect of capitalized items	-	(8,810)
Tax effect of non-deductible items	29,168	-

Income tax expense	$1,063,755	$781,595

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

No provision for deferred tax assets or liabilities has been made, since the Company has no material temporary difference between the tax bases of assets and liabilities and their carrying amounts.

NOTE 12 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended June 30, 2010 and 2009, there is no customer who accounts for 10% or more of the Company’s revenues.

(b)         Major vendors

For the three and six months ended June 30, 2010 and 2009, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended June 30, 2010		June 30, 2010
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$930,245	23%	$-
Vendor B	634,481	16%	-
Vendor C	518,203	13%	294,746
Vendor D	395,369	10%	-

Total:	$2,478,298	62%	$294,746

	Six months ended June 30, 2010		June 30, 2010
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$1,499,754	22%	$-
Vendor B	1,090,414	16%	-
Vendor C	805,382	12%	294,746

Total:	$3,395,550	50%	$294,746

	Three months ended June 30, 2009		June 30, 2009
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$511,060	18%	$390,808
Vendor B	601,795	21%	-
Vendor E	425,259	15%	260,373
Vendor F	325,102	12%	160,984

Total:	$1,863,216	66%	$812,165

	Six months ended June 30, 2009		June 30, 2009
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$787,118	17%	$390,808
Vendor B	1,113,261	23%	-
Vendor E	679,765	14%	260,373
Vendor F	542,159	11%	160,984

Total:	$3,122,303	65%	$812,165

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company’s subsidiary in the PRC is committed under several non-cancelable operating leases of office premises and manufacturing facility with a term of 10 years with fixed monthly rentals, due through December 31, 2020. Total rent expenses for the period ended June 30, 2010 and 2009 was $105,728 and $98,874, respectively.

As of June 30, 2010, future minimum rental payments due under non-cancelable operating leases in the next five years and thereafter are as follows:

Period ending June 30:
2011	$202,685
2012	211,497
2013	211,497
2014	224,716
2015	237,934
Thereafter	924,419

Total	$2,012,748

(b)	Consultancy fee commitment

The Company is committed to pay a monthly fee to Interactive Investors, Inc. for a one-year service of management consulting, business advisory, shareholder information and public relations, expiring on August 31, 2010. As of June 30, 2010, the Company has future minimum contingent payment of $41,600 in the next 12 months.

(c)	Capital commitment

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for business expansion. The construction is expected to be completed in the first quarter of 2011. Total estimated construction costs are approximately $30 million (equivalent to RMB 205 million). As of June 30, 2010, the Company paid $7,534,507 to the third party equipment vendors and contractors and was recorded as construction in progress. The aggregate contingent payments related to the third party contractors and the addition of new plants and equipments are approximately $3.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions and beliefs. Statements that contain words like “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, or variations of such words and similar expressions are forward-looking statements. In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and are subject to risks and uncertainties, including those discussed in “Part II, Item 1A-Risk Factors” of this Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We do not guarantee future results, and actual results, developments and business decisions may differ from those contemplated by those forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Additionally, we believe we can diversify and introduce laminated boards to our existing customers. We have commenced development of a production line for laminated boards, which we anticipate will be completed in the first quarter of 2011.

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

On April 8, 2010, our Board of Directors and consenting shareholder holding a majority of issued and outstanding common stock approved our reincorporation from Florida to Nevada by means of a merger between us and a newly formed wholly-owned Nevada subsidiary, in which the subsidiary was the surviving entity.  Our reincorporation became effective on May 25, 2010. Additionally, a reverse stock split occurred simultaneously with the Reincorporation, which featured an exchange ratio in which every three (3) shares of Florida Corporation common stock were converted into one (1) share of Nevada Corporation common stock.

Unless otherwise indicated, all information in this Form 10-Q has been adjusted to reflect a 1-for-3 reverse split of our common stock..

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

On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals, stock-based compensation, , inventories, deferred costs, income taxes, impairment of long-lived assets, and valuation and impairment of investments have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 3 of notes to our condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenue, net	$7,611,445	$5,667,632	$12,880,324	$9,673,626
Cost of Revenue:	$4,442,311	$3,048,275	$7,623,951	$5,214,530
Operating Expenses:	$589,296	$1,892,101	$1,150,350	$2,382,187
Income from Operations:	$2,579,838	$727,256	$4,106,023	$2,076,909
Interest Expenses:	$330,417	$47,256	$657,801	$89,322
Income Taxes:	$670,864	$454,601	$1,063,755	$781,595
Net Income:	$1,579,291	$228,930	$2,385,872	$1,209,911
Other Comprehensive Income:	$7,444	$1,127	$156,008	$33,071
Total Comprehensive Income:	$1,586,735	$230,057	$2,541,880	$1,242,982

Revenues

We had revenues of $7,611,445 and $12,880,324 for the three and six months ended June 30, 2010, respectively, compared to the revenues of $5,667,632 and $9,673,626 for the same periods ended June 30, 2009, respectively. The increases in sales revenues were due primarily to the sales of our décor paper, which generated an increased in the second quarter of 2010 by $1,943,813 and increased in first six months of 2010 by $3,206,698, compared to the same periods in 2009. Management believes this was primarily because of the recovery from global financial crisis, which had significant negative impact on our revenues in 2009 and commencement of production of the third décor paper printing line.

In 2010 and beyond, after the commencement of our new production line for laminated boards which is expected to be completed in the first quarter of 2011, we expect that our net sale revenues will grow steadily from 2011 due to our core production switching from the decor paper to laminated board, which we believe is considerably more profitable.

Cost of Revenue

Cost of revenue primarily includes cost of supplies to manufacture our décor paper. We had $4,442,311 and $3,048,275 in cost of sales, or 58.36% and 53.78% of sales revenues, during the three months ended June 30, 2010 and 2009, respectively. The cost of revenue as a percentage of revenue increased during the second quarter of 2010 mainly due to increase in purchase price of raw materials, ink and paper.

During the six months ended June 30, 2010 and 2009, we had $7,623,951 and $5,214,530 in cost of sales, or 59.19% and 53.90% of sales revenues, respectively. The cost of revenue as a percentage of revenue increased due to due to increase in purchase price of raw materials, ink and paper.

Operating Expenses

The following table summarizes our operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2010	% of net sales	2009	% of net sales	2010	% of net sales	2009	% of net sales
	(in thousands)				(in thousands)
Sales and marketing	$321.82	4.2%	$367.66	6.5%	$606.03	4.7%	$660.29	6.8%
Professional, Consulting Fees	90.35	1.2%	1,195.13	21.1%	174.18	1.4%	1,195.13	12.4%
General and Administrative	177.13	2.3%	329.31	5.8%	370.14	2.9%	526.77	5.5%
Total net operating expenses	$589.30	7.7%	$1,892.10	33.4%	$1,150.35	9.0%	$2,382.19	24.7%

We had operating expenses of $589,296 and $1,150,350 for the three and six months ended June 30, 2010, respectively, compared to the operating expenses of $1,892,101 and $2,382,187 for the same periods ended June 30, 2009, respectively. The significant decrease in operating expenses during the six months ended June 30, 2010 was due primarily to the professional and consulting fee of $1,195,127 incurred in connection with the services rendered for the plan of exchange transaction in 2009.

OTHER INCOME (EXPENSE)

Interest Expense

We had interest expenses of $330,417 and $657,801 for the three and six months ended June 30, 2010, respectively, compared to the operating expenses of $47,256 and $89,322 for the same periods ended June 30, 2009, respectively. The significant increases in interest expenses during the three and six months ended June 30, 2010 was primary due to amortization of debt discount arising from convertible notes payable.

Income Tax Expense

We had income taxes of $670,864 and $1,063,755 for the three and six months ended June 30, 2010, respectively, compared to the income taxes of $454,601 and $781,595 for the same periods ended June 30, 2009, respectively. The increase in income tax expense in the second quarter and first six months of 2010 compared with the second quarter and first six months of 2009 was primarily due to increase an in taxable income.

Net Income

We had net income of $1,579,291 and $2,385,872 for the three and six months ended June 30, 2010, respectively, compared to the net income of $228,930 and $1,209,911 for the same periods ended June 30, 2009, respectively. The net income in these periods was due primarily to sales of our décor paper. Our net income is a function of revenues, cost of sales and other expenses as described above.

The net income increased in the second quarter of 2010 by $1,350,361 compared to the same period in 2009 was due primarily to the increase in sale revenue  as a result of the recovery from global financial crisis, which had significant impact on our revenues in 2009, offset by the non-cash amortization of debt discount of $248,672 arising from convertible notes payable and the decrease in operating expenses by $1,302,805.

Our total net income during the six months ended June 30, 2010 increased by $1,175,961 compared to the same period ended June 30, 2009, which was due primarily to increase in sale revenue as a result of the recovery from global financial crisis, which had significant impact on our revenues in 2009,  offset by the non-cash amortization of debt discount of $497,864 arising from convertible notes payable and the decrease in operating expenses by $2,029,114.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

Cash flows provided by operating activities were $3,885,634 and $1,933,340 for the six months ended June 30, 2010 and 2009, respectively. Positive cash flows from operations for the six months ended June 30, 2010 resulted primarily from our net income of $2,385,872, an increase in advances to suppliers by $158,646, a decrease in deposits and prepayments by $138,493 and an increase in accrued liabilities and other payables by $402,415, partially offset by increases in accounts receivable and inventories by $259,270 and $578,831, respectively, plus increases in accounts payable and income tax payable by $364,749 and $150,203, respectively. Positive cash flows from operations for the six months ended June 30, 2009 resulted primarily from our net income of $1,209,911, a decrease in advances to suppliers by $438,389, a decrease in deposits and prepayments by $29,226, partially offset by the increases in accounts receivable and inventories by $857,866 and $376,548, respectively, and the decrease in accounts payable, promissory note payable, income tax payable and accrued liabilities by $602,783, $705,000, $6,085, and $222,878, respectively.

Cash flows used in investing activities were $3,518,243 and $1,501,383 for the six months ended June 30, 2010 and 2009, respectively. The cash flows used in investments for the six months ended June 30, 2010 was due to the payments of $1,150,512 to acquire plant and equipment and $2,367,731 to construction in progress. The cash flows used in investments for the six months ended June 30, 2009 was primary due to the payment of $1,501,383 to construction in progress.

Cash flows used in financing activities were $577,988 during the six months ended June 30, 2010, compared to cash flows of $366,601 provided by financing activities during the six months ended June 30, 2009. Cash outflows during the six months ended June 30, 2010 were due primarily to the repayment to a related party of $314,906, and the payments on bank borrowings of total $1,287,261, offset by the proceeds from long-term bank borrowings of $1,024,179. Cash inflows during the six months ended June 30, 2009 were due primarily to the proceeds from short-term bank borrowings of $774,488 and advance from a related party of $541,570, offset by the payments of $949,457 to long-term bank borrowings.

Liquidity

We project that we will need additional capital to fund operations over the next 6 months. We anticipate we will need an additional $2,000,000 per year in 2010 and 2011.

Overall, we have funded our cash needs from inception through June 30, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

At June 30, 2010, we had cash and cash equivalents of $569,202 on hand, of which $501,758 was held by our subsidiary in China. The amount of cash available for transfer from CHDITN will be limited both by the liquidity needs of CHDITN and the restriction on currency exchange by Chinese-government mandated requirements including currency exchange controls on certain transfers of funds outside of China.

Currently, we have enough cash to fund our operations for about six months. This is based on our current cash flows from operating activities and financing activities, our positive working capital and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $2,000,000 per year starting in 2010. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of our common stock and newly issued debt could contain debt covenants that impose restrictions on our operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to our current shareholders. In addition, there may be further dilution if the two convertible loans with total principal amount of $2,340,000, dated  November 10, 2009 and four promissory notes with total principal amount of $405,000, dated December 4, 2009, are converted into equity pursuant to the terms and conditions of the notes by the end of 2010.

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

The company had new bank loan of approximately $1,024,179 during the 2010 to improve liquidity.

Off-balance sheet arrangements

At June 30, 2010, we do not have any off-balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at June 30, 2010 were as follows:

	Payments Due by Period
	Total	Less than1 year	1-3 years	3-5 years	More Than 5 years

Operating leases	$2,012,748	$202,685	$422,994	$462,650	$924,419
Consultancy fee	41,600	41,600	-	-	-
Purchase commitments	3,300,000	3,300,000	-	-	-
Total	$5,354,348	$3,544,285	$422,994	$462,650	$924,419

Operating leases

We lease certain facilities under non-cancelable operating leases that expire at various dates beyond 2015.

Consultancy fee commitment

The Company is committed to pay a monthly fee to Interactive Investors, Inc. for a one-year service of management consulting, business advisory, shareholder information and public relations, expiring on August 31, 2010. As of June 30, 2010, the Company has future minimum contingent payment of $41,600 in the next 12 months.

Purchase commitments

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for business expansion. Construction is expected to be completed in the first quarter of 2011. Total estimated construction costs are approximately $30 million (equivalent to RMB 205 million). As of June 30, 2010, the Company paid $7,534,507 to the third party equipment vendors and contractors and was recorded as construction in progress. The aggregate contingent payments related to the third party contractors and the addition of new plants and equipment are approximately $3.3 million.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     REMOVED AND RESERVED

None.

ITEM 5.      OTHER INFORMATION

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

On April 8, 2010, the Board of Directors and consenting shareholder holding a majority of issued and outstanding Common Stock approved a change the domicile of the Company from Florida to Nevada.  The change of domicile, or reincorporation, was effected by means of a merger between the Company and a newly formed wholly-owned Nevada subsidiary of the Company, in which the subsidiary was the surviving entity.  This change of domicile became effective upon the filing of articles of merger with the Secretary of State of the states of Florida and Nevada in accordance with applicable state laws, effective May 25, 2010.

On April 8, 2010, the Board of Directors approved and recommended a combination of the shares of common stock of DCRD, such that every three (3) shares of common stock $.001 par value would be combined into one (1) share of common stock upon effectiveness of the Reincorporation Merger.  In the share combination, referred to as a reverse stock split or “Reverse Split”, the par value of Common Stock did not change.  All the fractional shares resulting from the combination were rounded up to the nearest whole share. Since it was contemplated that the reverse stock split would occur simultaneously with the Reincorporation, management determined that the objective and substantive effect of the reverse stock split would be accomplished under and pursuant to the Merger Agreement, which featured an exchange ratio in which every three (3) shares of Florida Corporation common stock were converted into one (1) share of Nevada Corporation common stock. On May 25, 2010, our common stock began trading on a split-adjusted basis on the OTC Bulletin Board.

 ITEM 6. EXHIBITS

3.1	Agreement and Plan of Merger between Decor Products International, Inc. and DCRD Merger Sub, Inc. effective as of May 25, 2010 (1)

3.2	Articles of Incorporation of DCRD Merger Sub, Inc. (1)

3.3	Bylaws of Decor Products International, Inc. (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed in the Definitive Information Statement filed with the SEC on April 19, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DÉCOR PRODUCTS INTERNATIONAL, INC.

Date: August 23, 2010	By:	/s/ Rui Sheng Liu
Rui Sheng Liu President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Agreement and Plan of Merger between Decor Products International, Inc. and DCRD Merger Sub, Inc. effective as of May 25, 2010 (1)

3.2	Articles of Incorporation of DCRD Merger Sub, Inc. (1)

3.3	Bylaws of Decor Products International, Inc. (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed in the Definitive Information Statement filed with the SEC on April 19, 2010.