Form 10-Q
period 2010-09-30
DECOR PRODUCTS INTERNATIONAL, INC.
filed 2010-11-22
CIK 1435717

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

(86) 769-85533948
(Issuer’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of November 10, 2010:   6,866,122

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$446,758	$777,332
Accounts receivable, trade	13,768,696	13,203,074
Inventories	842,148	276,149
Advances to suppliers	1,475,299	1,320,231
Deposits and prepayments	12,598	335,221

Total current assets	16,545,499	15,912,007

Non-current assets:
Plant and equipment, net	10,862,225	8,095,917
Construction in progress	7,013,996	6,041,515

TOTAL ASSETS	$34,421,720	$30,049,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$579,923	$665,542
Short-term bank borrowings	-	570,408
Current portion of long-term bank borrowings	279,597	1,118,791
Convertible notes payable, net	1,968,670	1,220,708
Promissory notes payable	405,000	405,000
Amount due to a related party	696,160	1,328,126
Income tax payable	554,184	520,473
Accrued liabilities and other payable	1,140,884	695,711

Total current liabilities	5,624,418	6,524,759

Long-term liabilities:
Long-term bank borrowings	1,045,072	71,046

Total liabilities	6,669,490	6,595,805

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,666,667 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 33,333,333 shares authorized; 6,866,122 shares issued and outstanding, respectively	6,866	6,866
Additional paid-in capital	2,126,130	2,126,130
Statutory reserve	795,215	795,215
Accumulated other comprehensive income	3,376,884	2,586,657
Retained earnings	21,447,135	17,938,766

Total stockholders’ equity	27,752,230	23,453,634

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,421,720	$30,049,439

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues, net	$6,824,543	$7,442,839	$19,704,867	$17,116,465

Cost of revenue (inclusive of depreciation)	4,219,836	4,280,341	11,843,787	9,494,871

Gross profit	2,604,707	3,162,498	7,861,080	7,621,594

Operating expenses:
Sales and marketing	311,541	341,045	917,570	1,001,334
Professional and consulting fee	102,700	71,428	276,878	1,266,555
Stock based compensation	-	339,096	-	339,096
General and administrative	193,257	171,678	563,400	698,449

Total operating expenses	607,498	923,247	1,757,848	3,305,434

Income from operations	1,997,209	2,239,251	6,103,232	4,316,160

Other income (expense):
Interest income	664	384	2,069	4,303
Interest expense	(327,948)	(42,956)	(985,749)	(132,278)

Income before income taxes	1,669,925	2,196,679	5,119,552	4,188,185

Income tax expense	547,428	669,142	1,611,183	1,450,737

NET INCOME	$1,122,497	$1,527,537	$3,508,369	$2,737,448

Other comprehensive income:
- Foreign currency translation gain	634,219	29,712	790,227	62,783

COMPREHENSIVE INCOME	$1,756,716	$1,557,249	$4,298,596	$2,800,231

Net income per share – Basic	$0.16	$0.23	$0.51	$0.41
Net income per share – Diluted	$0.14	$0.23	$0.44	$0.41

Weighted average common stock outstanding – Basic	6,866,122	6,666,667	6,866,122	6,666,667
Weighted average common stock outstanding – Diluted	7,914,435	6,666,667	7,914,435	6,666,667

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September30,
	2010	2009
Cash flows from operating activities:
Net income	$3,508,369	$2,737,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,106,773	462,118
Write-off of uncollectible receivables	-	186,194
Loss on disposal of plant and equipment	254	3,214
Stock based compensation	-	339,096
Interest expenses, non-cash	747,962	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(286,375)	(2,430,154)
Inventories	(550,539)	(227,535)
Advances to suppliers	(369,192)	(473,335)
Deposits and prepayments	138,866	9,229
Accounts payable, trade	(97,715)	204,857
Promissory notes payable	-	705,000
Income tax payable	22,505	220,657
Accrued liabilities and other payable	613,058	212,022

Net cash provided by operating activities	4,833,966	1,948,811

Cash flows from investing activities:
Payments on plant and equipment	(1,107,061)	-
Proceeds from disposal of plant and equipment	968	-
Payments on construction in progress	(3,142,581)	(2,649,189)

Net cash used in investing activities	(4,248,674)	(2,649,189)

Cash flows from financing activities:
(Repayment to) advances from a related party	(461,873)	1,349,528
Proceeds from private placement, net of expense	-	180,000
Proceeds from short-term bank borrowings	-	774,570
Proceeds from long-term bank borrowings	1,026,935	-
Payments on short-term bank borrowings	(572,149)	(131,531)
Payments on long-term bank borrowings	(918,723)	(1,131,005)

Net cash (used in) provided by financing activities	(925,810)	1,041,562

Effect of exchange rate changes on cash and cash equivalents	9,944	1,787

NET CHANGE IN CASH AND CASH EQUIVALENTS	(330,574)	342,971

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	777,332	268,698

CASH AND CASH EQUIVALENTS, END OF PERIOD	$446,758	$611,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,588,678	$1,230,080
Cash paid for interest	$237,787	$132,278

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of construction in progress to plant and equipment	$2,310,265	$927,335
Transfer of advances to suppliers to plant and equipment	$243,102	$-

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	capital	reserve	income	earnings	equity

Balance as of January 1, 2010, as restated	6,866,122	$6,866	$2,126,130	$795,215	$2,586,657	$17,938,766	$23,453,634

Net income for the period	-	-	-	-	-	3,508,369	3,508,369

Foreign currency translation adjustment	-	-	-	-	790,227	-	790,227

Balance as of September 30, 2010	6,866,122	$6,866	$2,126,130	$795,215	$3,376,884	$21,447,135	$27,752,230

See accompanying notes to condensed consolidated financial statements.

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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

The Company, through its subsidiaries, is mainly engaged in the manufacture and sales of furniture decorative paper and related products in the People’s Republic of China (the “PRC”). All the customers are located in the PRC.

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE 3 – GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At the filing date, the Company has defaulted on repayment of two convertible notes payable with a principal amount of $2,340,000, which matured and became due on November 10, 2010.  The continuation of the Company as a going concern through September 30, 2011 is dependent upon the continuing financial support from its stockholders or negotiation of repayment term. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 90 to 180 days. Credit is extended based on evaluation of a customer’s financial condition. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 180 days and over a specified amount are reviewed individually for collectibility. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. When receivable balances are determined to be uncollectible, these balances are written off. The Company does not have any off-balance-sheet credit exposure related to its customers.

As of September 30, 2010, the Company did not record an allowance for doubtful accounts.

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

As of September 30, 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three months ended September 30, 2010 and 2009 were $481,281 and $154,096, which included $478,452 and $151,402 in cost of revenue, respectively.

Depreciation expense for the nine months ended September 30, 2010 and 2009 were $1,106,773 and $462,118, which included $1,098,268 and $453,892 in cost of revenue, respectively.

As of September 30, 2010, certain plant and machinery with the aggregate net book value of $945,507 were pledged as collateral for long-term bank borrowings (see Note 11).

Approximately $699,153 (equivalent to RMB 4,682,996) of plant and machinery became fully depreciated as of September 30, 2010.

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

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of September 30, 2010.

●	Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company derives revenues from the sales of furniture decorative paper and related products. The Company recognizes its revenues net of value-added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products at the standard rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. The Company experienced no material product returns and recorded no reserve for sales returns for the three and nine months ended September 30, 2010 and 2009.

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

Income taxes are determined in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three and nine months ended September 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is the United States Dollars (“US$”). The Company’s subsidiary in the PRC maintain its books and records in its local currency, Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2010	September 30, 2009
Period-end rate RMB:US$1 exchange rate	6.6981	6.8376
Average rate RMB:US$1 exchange rate	6.8164	6.8425

●	Related parties

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

ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Cash and cash equivalents, accounts receivable, advances to suppliers, deposits and prepayments, accounts payable, amount due to a related party, income tax payable, accrued liabilities and other payable are carried at cost which approximates fair value. The estimated fair value of bank borrowings, convertible notes payable and promissory notes payable was approximately $3.7 million as of September 30, 2010, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

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

 In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”.” ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

NOTE 5 – ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Management periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history and the current economic conditions. For the nine months ended September 30, 2010 and 2009, the Company recorded no allowance for doubtful accounts.

Up to October 31, 2010, the Company has subsequently recovered from approximately 17% of the accounts receivable as of September 30, 2010.

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

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Notional amount of the convertible notes payable to Mr. Zhuang and Mr. Shi, net of expenses	$2,081,000	$2,081,000
Less: debt discount, unamortized	(112,330)	(860,292)
	$1,968,670	$1,220,708

The convertible notes are discounted for the fair value of warrants on the grant date using Black-Scholes Option Pricing Model under ASC Topic 718, with the following assumptions. The discount is being amortized over the life of the debt using the effective interest method. For the nine months ended September 30, 2010, the Company recognized $747,962 as amortization of debt discount and recorded as interest expense in the statement of operations.

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.31%
Dividend yield	0%
Weighted average fair value per share	0.93

NOTE 7 – AMOUNT DUE TO A RELATED PARTY

As of September 30, 2010, amount due to a related party of $696,160 represented temporary advances made by Mr. Liu, the director of the Company, which was unsecured, interest-free with no fixed repayment term.

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

VAT payable	$191,414	$-
Accrued payroll and benefit costs	550,646	453,629
Accrued professional and consulting fees	396,573	239,132
Other payables	2,251	2,950
	$1,140,884	$695,711

NOTE 9 – LONG-TERM BANK BORROWINGS

Long-term bank borrowings were as follows:

		September 30, 2010	December 31, 2009
		(Unaudited)	(Audited)
Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB0 (2009: RMB2,240,000) with effective interest rate ranging from 5.67% to 7.84% per annum, payable monthly, due September 20, 2010	(a)	$-	$327,620

Equivalent to RMB7,000,000 with effective interest rate of 4.8% per annum, payable monthly, due March 8, 2015	(a)	1,045,072	-

Equivalent to RMB1,174,485 (2009: RMB3,696,756) with effective interest rate ranging from 7.02% to 9.83% per annum, with monthly principal and interest payments of $43,231, due January 16, 2011	(b)	175,346	540,683

Equivalent to RMB698,283 (2009: RMB2,198,393) with effective interest rate ranging from 7.02% to 9.83% per annum, with monthly principal and interest payments of $25,712, due January 17, 2011	(c)	104,251	321,534

Total bank borrowings		1,324,669	1,189,837

Less: current portion		(279,597)	(1,118,791)

Long-term bank borrowings, net of current portion		$1,045,072	$71,046

As of September 30, 2010, the minimum future payments of the aggregate bank borrowings in the next five years are as follows:

Year ending September 30:
2011	$279,597
2012	163,917
2013	339,853
2014	356,529
2015	184,773

Total borrowings	$1,324,669

(a)	These borrowings were guaranteed by Mr. Liu, the director of the Company and collateralized by the real properties held by the director of the Company situated in the PRC.

(b)	These borrowings were collateralized by certain plant and machinery with an aggregate carrying value of $945,507 as of September 30, 2010.

NOTE 10 – WARRANTS

As of September 30, 2010, the Company has 1,048,334 shares (post reverse split) of outstanding warrants at the weighted average exercise price of $3.15. There was no movement during the period ended September 30, 2010. The Company adopted ASC 718 using the Black-Scholes Option Pricing Model to measure the fair value of warrants on the grant date, with the following assumptions:

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.31%-0.37%
Dividend yield	0%
Weighted average fair value per share	2.76

NOTE 11 – INCOME TAXES

For the nine months ended September 30, 2010 and 2009, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Nine months ended September 30,
	2010	2009
Tax jurisdictions from:
- Local	$(817,893)	$(360,521)
- Foreign	5,937,445	4,548,706

Income before income taxes	$5,119,552	$4,188,185

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

British Virgin Island

Under the current BVI law, Wide Broad is not subject to tax on its income or profits. For the nine months ended September 30, 2010 and 2009, Wide Broad suffered from an operating loss of $248,253 and $1,290,520, respectively.

The PRC

The Company generated its income from a subsidiary operating in the PRC for the nine months ended September 30, 2010 and 2009. CHDITN is subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

A reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine months ended September 30,
	2010	2009

Income before income taxes	$6,185,698	$5,839,226
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	1,546,425	1,459,807

Tax effect of capitalized items	-	(9,070)
Tax effect of non-deductible items	64,758	-

Income tax expense	$1,611,183	$1,450,737

No provision for deferred tax assets or liabilities has been made, since the Company has no material temporary difference between the tax bases of assets and liabilities and their carrying amounts.

NOTE 12 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and nine months ended September 30, 2010 and 2009, there is no customer who accounts for 10% or more of the Company’s revenues.

(b)         Major vendors

For the three and nine months ended September 30, 2010 and 2009, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended September 30, 2010		September 30, 2010
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$1,078,059	32%	$-
Vendor B	428,414	13%	-
Vendor C	376,609	11%	-
Vendor D	368,069	11%	135,918

Total:	$2,251,151	67%	$135,918

	Nine months ended September 30, 2010		September 30, 2010
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$2,581,848	25%	$-
Vendor B	1,521,761	15%	-
Vendor E	1,159,810	11%	132,414

Total:	$5,263,419	51%	$132,414

	Three months ended September 30, 2009		September 30, 2009
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor B	$643,624	18%	$-
Vendor F	584,581	13%	-
Vendor A	484,110	11%	-
Vendor G	389,792	11%	163,495

Total:	$2,102,107	53%	$163,495

	Nine months ended September 30, 2009		September 30, 2009
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor B	$1,757,003	21%	$-
Vendor A	1,271,310	15%	-
Vendor G	1,069,629	13%	163,495

Total:	$4,097,942	49%	$163,495

(c)         Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its accounts and retention receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. Credit is extended based on evaluation of a customer’s financial condition. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

(f)         Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company’s subsidiary in the PRC is committed under several non-cancelable operating leases of office premises and manufacturing facility with a term of 10 years with fixed monthly rentals, due through December 31, 2020. Total rent expenses for the period ended September 30, 2010 and 2009 was $155,717 and $147,669, respectively.

As of September 30, 2010, future minimum rental payments due under non-cancelable operating leases in the next five years and thereafter are as follows:

Year September 30:
2011	$210,507
2012	214,986
2013	214,986
2014	235,141
2015	241,860
Thereafter	879,205

Total	$1,996,685

(b)	Capital commitment

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for business expansion. The construction is expected to be completed in the first quarter of 2011. Total estimated construction costs are approximately $30 million (equivalent to RMB 205 million). As of September 30, 2010, the Company paid $7,013,996 to the third party equipment vendors and contractors and was recorded as construction in progress. The aggregate contingent payments related to the third party contractors and the addition of new plants and equipments are approximately $3.5 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as our management’s assumptions and beliefs.  Statements that contain words like “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, or variations of such words and similar expressions are forward-looking statements.  In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.  There can be no assurance that forward-looking statements will be achieved, and actual results could differ materially from those expressed or implied by forward-looking statements.  Important factors that could cause actual results to differ materially include those discussed under “Risk Factors” in our Annual Report on From 10-K filed on April 15, 2010.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

OVERVIEW

We develop and manufacture décor paper through our wholly owned subsidiary, Wide Broad Group Limited (“Wide Broad”), which is a holding company that wholly owns Dongguan CHDITN Printing Company Limited (“CHDITN”), a producer of furniture decorative paper in Dongguan Province in the central region of the People’s Republic of China (“PRC” or “China”).  Our focus is to develop, manufacture and sell décor paper products, including polyurethane paper, polyester paper and melamine paper.  Our business is based in China and CHDITN has an estimated 7% market share of the décor paper market in China.  As used herein, the terms “our”, “us”, “we”, the “Company” and “DCRD” refer to Décor Products International, Inc., its subsidiaries and predecessors, unless indicated otherwise.

We believe that we can diversify and introduce laminated boards to our existing customers.  We have commenced development of a production line for laminated boards, which we anticipate will be completed in the first quarter of 2011.

In July 2009, we executed a Plan of Exchange (the “POE”) among the shareholders of DCRD, Wide Broad, the shareholders of Wide Broad and CHDITN. Pursuant to the POE, DCRD acquired 100% of the issued and outstanding share capital of Wide Broad from the Wide Broad Shareholders in exchange for a new issuance of 20,000,000 shares of common stock of DCRD and the simultaneous retirement to treasury of 7,450,000 shares of common stock (the “Control Shares”) held in the name of Maurice Katz (our former President). Also pursuant to the POE, DCRD effected a 1-for-4 reverse split of the Common Stock of DCRD.  CHDITN is currently a wholly-owned subsidiary of Wide Broad and after the post share exchange, CHDITN became a wholly-owned indirect subsidiary of DCRD.

On April 8, 2010, our Board of Directors and consenting shareholders holding a majority of issued and outstanding shares of common stock approved our reincorporation from Florida to Nevada by means of a merger between us and a newly formed wholly-owned Nevada subsidiary, in which the subsidiary was the surviving entity.  Our reincorporation became effective on May 25, 2010. Additionally, a reverse stock split occurred simultaneously with the Reincorporation, which featured an exchange ratio in which every three (3) shares of the Florida corporation’s common stock were converted into one (1) share of the Nevada corporation’s common stock.  Unless otherwise indicated, all information in this Form 10-Q has been adjusted to reflect this 1-for-3 reverse split of our common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Revenues, net	$6,824,543	$7,442,839	$19,704,867	$17,116,465
Cost of Revenues:	$4,219,836	$4,280,341	$11,843,787	$9,494,871
Operating Expenses:	$607,498	$923,247	$1,757,848	$3,305,434
Income from Operations:	$1,997,209	$2,239,251	$6,103,232	$4,316,160
Interest Expenses:	$327,948	$42,956	$985,749	$132,278
Income Taxes:	$547,428	$669,142	$1,611,183	$1,450,737
Net Income:	$1,122,497	$1,527,537	$3,508,369	$2,737,448
Other Comprehensive Income:	$634,219	$29,712	$790,227	$62,783
Total Comprehensive Income:	$1,756,716	$1,557,249	$4,298,596	$2,800,231

Revenues

We generated revenues of $6,824,543 and $19,704,867 for the three and nine months ended September 30, 2010, respectively, compared to revenues of $7,442,839 and $17,116,465 for the three and nine months ended September 30, 2009. The decrease in revenues of $618,296 in the third quarter of 2010 compared to the same period in 2009 was due primarily to a decline in sales of décor paper.  The increase in revenues of $2,588,402 in the first nine months of 2010 compared to the same period in 2009 was due primarily to the recovery in 2010 from the global financial crisis, which had a significant negative impact on our 2009 revenues.  We also commenced production in a third décor paper printing line in 2010.

We have commenced development of a production line for laminated boards, which we anticipate will be completed in the first quarter of 2011.  After the commencement of this new production line, we expect that our core production will switch from décor paper to laminated board, and our net revenues and profitability will grow since we believe that laminated boards are considerably more profitable.

Cost of Revenue

Cost of revenue primarily includes cost of supplies to manufacture décor paper. We had $4,219,836 and $4,280,341 in cost of sales, or 61.8% and 57.5% of sales revenues, during the three months ended September 30, 2010 and 2009, respectively. The cost of revenue as a percentage of sales increased during the third quarter of 2010 mainly due to increase in purchase price of raw materials, ink and paper.

During the nine months ended September 30, 2010 and 2009, we had $11,843,787 and $9,494,871 in cost of sales, or 60.1% and 55.5% of sales revenues, respectively. The cost of revenue as a percentage of revenue increased due to due to increase in purchase price of raw materials, ink and paper.

Operating Expenses

The following table summarizes our operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2010	% of net sales	2009	% of net sales	2010	% of net sales	2009	% of net sales
	(in thousands)				(in thousands)
Sales and marketing	$311.54	4.6%	$341.04	4.6%	$917.57	4.7%	$1,001.33	5.9%
Professional, Consulting Fees	102.70	1.5%	71.43	1.0%	276.88	1.4%	1,266.55	7.4%
Stock based compensation	-	0%	339.10	4.5%	-	0%	339.10	2.0%
General and Administrative	193.26	2.8%	171.68	2.3%	563.40	2.8%	698.45	4.0%
Total net operating expenses	$607.50	8.9%	$923.25	12.4%	$1,757.85	8.9%	$3,305.43	19.3%

We had operating expenses of $607,498 and $1,757,848 for the three and nine months ended September 30, 2010, respectively, compared to operating expenses of $923,247 and $3,305,434 for the same periods in 2009. The significant decrease in operating expenses during the nine months ended September 30, 2010 was due primarily to the professional and consulting fee of $1,195,127 incurred in connection with the services rendered for the plan of exchange transaction in 2009 and non-cash consulting expenses of $339,096 during the third quarter of 2009 as a result of warrants to purchase 400,000 shares that were granted to an investor relations firm.

OTHER INCOME (EXPENSE)

Interest Expense

We had interest expenses of $327,948 and $985,749 for the three and nine months ended September 30, 2010, respectively, compared to interest expenses of $42,956 and $132,278 for the same periods ended September 30, 2009, respectively. The significant increases in interest expenses during the three and nine months ended September 30, 2010 was primary due to amortization of debt discount arising from convertible notes payable.

Income Tax Expense

We incurred income taxes of $547,428 (32.8% of net income before taxes) and $1,611,183 (31.5% of net income before taxes) for the three and nine months ended September 30, 2010, respectively, compared to income taxes of $669,142 (30.5% of net income before taxes) and $1,450,737 (34.6% of net income before taxes) for the same periods in 2009.  The decrease in income tax expense in the third quarter of 2010 compared with the third quarter of 2009 was primarily due to a decrease in taxable income.  The increase in income tax expense in the first nine months of 2010 compared with the first nine months of 2009 was primarily due to an increase in taxable income.

Net Income

We had net income of $1,122,497 and $3,508,369 for the three and nine months ended September 30, 2010, respectively, compared to net income of $1,527,537 and $2,737,448 for the same periods in 2009.  The net income in these periods was due primarily to sales of our décor paper. Our net income is a function of revenues, cost of sales and other expenses as described above.

Net income decreased in the third quarter of 2010 by $405,040 compared to the same period in 2009 due primarily due to a decrease in sales revenue as a result of a decline in sales of our décor paper, and the non-cash amortization of debt discount of $250,098 arising from convertible notes payable, offset by a decrease in operating expenses by $1,150,350.

Our total net income during the nine months ended September 30, 2010 increased by $770,921 compared to the same period in 2009 due primarily to an increase in sales revenue as a result of the recovery from the global financial crisis, which had a significant negative impact on our revenues in 2009, offset by non-cash amortization of debt discount of $747,962 arising from convertible notes payable, offset by a decrease in operating expenses of $2,382,187.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

Cash flows provided by operating activities were $4,833,966 and $1,948,811 for the nine months ended September 30, 2010 and 2009, respectively. Positive cash flows from operations for the nine months ended September 30, 2010 resulted primarily from net income of $3,508,369, an increase in advances to suppliers of $369,192, a decrease in deposits and prepayments of $138,866, an increase in accrued liabilities and other payables of $613,058 and an increase in income tax payable of $22,505, partially offset by increases in accounts receivable and inventories of $286,375 and $550,539 respectively, plus a decrease in accounts payable of $97,715, respectively. Positive cash flows from operations for the nine months ended September 30, 2009 resulted primarily from net income of $2,737,448, an increase in advances to suppliers of $473,335, a decrease in deposits and prepayments of $9,229, partially offset by increases in accounts receivable and inventories of $2,430,154 and $227,535, respectively, and an increase in accounts payable, promissory note payable, income tax payable and accrued liabilities of $204,857, $705,000, $220,657, and $212,022, respectively.

Cash flows used in investing activities were $4,248,674 and $2,649,189 for the nine months ended September 30, 2010 and 2009, respectively.  Cash flows used in investments for the nine months ended September 30, 2010 were due to the payments of $1,107,061 to acquire plant and equipment and $3,142,581 for construction in progress. Cash flows used in investments for the nine months ended September 30, 2009 were primary due to the payment of $2,649,189 for construction in progress.

Cash flows used in financing activities were $925,810 during the nine months ended September 30, 2010, compared to cash flows of $1,041,562 provided by financing activities during the nine months ended September 30, 2009. Cash outflows during the nine months ended September 30, 2010 were due primarily to the repayment to a related party of $461,873 and payments on bank borrowings totaling $1,490,872, offset by the proceeds from long-term bank borrowings of $1,026,935. Cash inflows during the nine months ended September 30, 2009 were due primarily to proceeds from a private placement of $180,000, proceeds from short-term bank borrowings of $774,570 and an advance from a related party of $1,349,528, offset by the payments of $1,262,536 on bank borrowings.

Liquidity

We project that we will need additional capital to fund operations over the next 6 months. We anticipate we will need an additional $2,000,000 per year in 2010 and 2011.

Overall, we have funded our cash needs from inception through September 30, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

At September 30, 2010, we had cash and cash equivalents of $446,758 on hand, of which $439,762 was held by our subsidiary in China. The amount of cash available for transfer from CHDITN will be limited both by the liquidity needs of CHDITN and the restriction on currency exchange by Chinese-government mandated requirements including currency exchange controls on certain transfers of funds outside of China.

Currently, we have enough cash to fund our operations for approximately six months, assuming current levels of cash flows from operating activities and financing activities, positive working capital and projected revenues, and a favorable result from our current negotiations with note holders regarding our debt which has matured.  If our projected revenues fall short of needed capital or we are unable to resolve our negotiations with our note holders successfully, we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of our common stock and newly issued debt could contain debt covenants that impose restrictions on our operations.

Any sale of newly issued debt or equity securities could result in additional dilution to our current shareholders. In addition, there may be further substantial dilution if the two convertible loans with total principal amount of $2,340,000, dated November 10, 2009 and four promissory notes with total principal amount of $405,000, dated December 4, 2009, are converted into equity pursuant to the terms and conditions of the notes.

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

Demand for our products and services will depend on, among other things, market acceptance of our products, the décor paper and laminated board markets, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recessionary periods.

The company originated a new bank loan of approximately $1,026,935 during 2010.

Off-balance sheet arrangements

At September 30, 2010, we had no off-balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at September 30, 2010 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years

Operating leases	$1,996,685	$201,507	$429,972	$477,001	$879,205
Purchase commitments	3,500,000	3,500,000	-	-	-
Total	$5,496,685	$3,701,507	$429,972	$477,001	$879,205

Operating leases

We lease certain facilities under non-cancelable operating leases that expire at various dates beyond 2015.

Purchase commitments

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for business expansion. Construction is expected to be completed in the first quarter of 2011. Total estimated construction costs are approximately $30 million (equivalent to RMB 205 million). As of September 30, 2010, the Company paid $7,013,996 to third party equipment vendors and contractors, which was recorded as construction in progress. Aggregate contingent payments related to the third party contractors and the addition of new plants and equipment are approximately $3.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Two convertible notes issued by the Company with a principal amount of $2,340,000 matured and became due on November 10, 2010.  We are currently negotiating with the holders of these notes, including a possible conversion of the notes into shares of stock or extension of the terms of the convertible notes.

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

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

DÉCOR PRODUCTS INTERNATIONAL, INC.

Date: November 22, 2010	By:	/s/ Rui Sheng Liu
Rui Sheng Liu President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002