Form 10-K
period 2010-12-31
DECOR PRODUCTS INTERNATIONAL, INC.
filed 2011-04-15
CIK 1435717

U.S. Securities and Exchange Commission
Washington, D.C.  20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2010

[_]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-53272

 DÉCOR PRODUCTS INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Nevada	2679	20-8565429
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Décor Products International, Inc.
No.  6 Economic Zone, Wushaliwu, Chang’an Town
Dongguan, Guangdong Province, China
Telephone No.:  0769-85533948
(Name, Address and Telephone Number
of Principal Executive Offices and Agent for Service)

Securities registered under Section 12(g) of the Exchange Act:Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [_]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes [_]      No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes [_]    No [X]

The aggregate market value of the voting stock and non-voting common equity on June 30, 2010 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $3,664,697 based upon the most recent sales price $1.90 for such Common Stock on said date.  On June 30, 2010, there were 6,866,122 shares of our Common Stock issued and outstanding, of which approximately 1,928,788 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of March 31, 2011: 6,866,122

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

PART I

ITEM 1.  BUSINESS

Our Company

Décor Products International, Inc.  (together with its subsidiaries, referred to herein as “we”, “us”, “DCRD” or the “Company”) was organized under the laws of the State of Florida in January 2007 under the name Murals by Maurice, Inc.

In July 2009, the Company acquired its current décor paper business in the People’s Republic of China (the “PRC”), changed its name to Décor Products International, Inc., and undertook a capital reorganization.

In May 2010, the Company re-domiciled from Florida to Nevada, and effected a 1-for-3 reverse split of its common stock.  All common stock and per share data for prior periods have been restated to give effect to this reverse stock split and the aforementioned capital reorganization.

The Company, through its subsidiaries, engages primarily in the production and sale of high quality décor paper such as furniture decorative paper, wood-grain paper, and paperboard.  All of the Company’s customers are located in the PRC.

The Company’s first-tier, wholly-owned subsidiary is Wide Broad Group Limited, a limited liability company organized in the British Virgin Islands (“Wide Broad”).  Wide Broad was formed in September 2006 and holds 100% of the Company’s operating subsidiary, Dongguan CHDITN Printing Co., Ltd.  (“CHDITN”), a limited liability company organized in the PRC.

CHDITN was established in 1998 and is located in Chang’an Town, Dongguan, Guangdong, between Shenzhen and Guangzhou in southern China.  CHDITN specializes in the production and sale of décor paper.  CHDITN has taken a leadership position in introducing advanced microcomputer intaglio (gravure) printing production equipment.  CHDITN also conducts research and development in the manufacture of 30g -120g PU paper, polyester paper, melamine paper, wear-proof paper, 3D wood grain paper, and different kinds of environmentally-friendly decorative papers.

Products and Services

Décor, or decoration, paper is a specialty paper used to finish the surface of wood materials.  Wood-grain décor paper used in the manufacture of furniture and laminated flooring is one of the fastest growing grades of paper in the world.  The production of décor paper requires very specific technological know-how.

Decorative base paper is used to furnish the surface of interior decorative materials, such as laminated board, which has wide application in interior decoration of buildings, transportation vehicles, processed products such as fortified wooden floorboard, furniture and composite office wares as well as interior decoration of hotels, home and workplace.  Decorative base paper includes melamine, polyester, PU (Polyurethane), finish foil, painting paper, etc.  Sale of decor paper is highly dependent on the furniture and fortified wooden floorboard industries.

The Company has three décor paper printing production lines, of which two are in full operation, with an aggregate one-year production capacity of 96 million meters.  The remaining printing line completed its installation and testing in the first quarter of 2010.

The following is a summary of the different types of décor paper:

PU (Polyurethane) Paper

•	Polyurethane paper is produced by superficial PU printing using original paper.
•	Each roll has a width of 1.27 meters and volume of 1250-2500 meters.
•	Weight specification is 30g-60g.
•	Below are some of the product characteristics of polyurethane paper:
➢	The wood patterned paper surface passes through special handling; the surface is durable, pliable but hard to break, doesn’t degrade easily, and is environmental friendly.
➢	Suitable for adhering to particleboard, medium density fiberboard (MDF), high density fiberboard (HDF), cardboard, plywood, and furniture.

Paint Paper

•	Each roll has a width of 1.27 meters. Weight specification is 30g-60g.
•	Below are some of the product characteristics of paint paper:
➢	Pre-soaked paint paper is a form of high anti-avulsion decorating paper which has high flexibility after soaking, and is easily adhered to surfaces.
➢	Suitable for particleboard, MDF and HDF, cardboard, plywood, and curved surfaces

Polyester Paper

•	Each roll has a width 1.27 meters and volume of 1250-2500 meters.
•	Weight specification is 30g.
•	Below are some of the product characteristics of polyester paper:
➢	Easily adheres to most wooden surfaces, thus is one of the furniture industry’s most commonly used covering materials.

Melamine Furniture Surface Paper

•	Melamine furniture surface paper is suitable for post-soaking, paste-pressed melamine board and reinforced floor board surfaces. The common paper thickness is 60-80g/meter.
•	Below are some of the product characteristics of melamine furniture surface paper:
➢	Compared to polyester paper, melamine paper is more resistant to wear, heat, fire or smoke, and easier to clean. Melamine paper is fungus and mould proof and anti-static.
➢
Excellent texture and clear color has met the national standards of Europe and America.  The design is diverse, environmentally friendly, and cost effective.  Conforms to the current environmental protection trends.

Distribution Methods

Our customers consist primarily of furniture manufacturers and décor board manufacturers.  We sell directly to our customers and also use distributors to sell our products.

Source and Availability of Raw Materials

We import raw materials primarily from national supply agents.  Suppliers will usually transport the materials directly to out factory.  We have regular and long term supply partners, which allows for relative stability of our supplies.

Patents, Trademarks, Royalties, Etc.

The Company has its own registered trademark in China.  In the United States, the name Décor Products International, Inc.  has been added to the supplemental register of the United States Patent and Trademark Office.

Government Approvals

The Company’s complies with all applicable government regulations governing its business and operations.  The Company is familiar with the relevant government regulations, laws, and industrial policies governing its business.  There are no specific laws or regulations governing the décor paper industry in the PRC.

•	The Company holds an Industrial and Commercial Business License and tax registration certificates with the PRC.
•	The Company holds a printing operation license with the PRC.
•	The Company's products have passed all relevant inspection and quarantines.

Number of Employees

As of December 31, 2010, we had 97 full-time employees.

Strategy and Implementation Summary

We plan to refine our range of business by focusing less on supplying decorative paper and more on supplying decorative board finished with our melamine surface paper.  We anticipate that this change will help to increase our market share in the industry.  We believe that demand for other types of decorative paper as surface materials will decrease and demand for melamine will increase.  We believe that melamine board holds approximately 50% of the market share in the kitchen furniture industry, and is favored for this use because it can be cleaned easily.

Future product development strategy

•
We plan to add up to three new décor paper printing production lines, one of which was completed and in the installation and testing phase in the first quarter of 2010 and was put into normal printing operation. The three new lines will have aggregate capacity to produce 180 million meters of decor paper per year and house up to 35 laminating machines to enable the Company to offer pre-laminated wood panels to its customers.

•	We continually conduct research and development on trends in international furniture and decoration.
•	We also conduct new material and new technology studies, and develop new products that conform to market demand.
•	Our goal is to become the industry leader in décor paper.

Expansion Plans

•	We are about to commence major expansion at our plant in Chang’an Town, covering decor paper, decorative board production, R&D and some other fields.

•	Our existing plant occupies approximately 60,000 square feet of land. We have leased 100,000 square feet of vacant land adjacent to the existing plant.

•
The centerpiece of our expansion will be three new state-of-the-art water-based ink printing lines.  The annual capacity of each line is 60 million meters.  The use of water-based inks will significantly lower ink costs.  Solvent-based inks currently represent 50% of our total manufacturing costs.

•
In addition to the new printing lines, we have identified a new market for pre-laminated wooden panels for a number of our clients, particularly manufacturers of breakdown furniture.  We will install several laminated board and pressing machines.  The wooden panels, primarily medium density fiberboard (MDF) and high density fiberboard (HDF), will be purchased domestically.

We expect to execute our expansion plans in the coming three years and believe the “package” service will help to increase our market share in the global industry.  By 2012, we expect to have two more décor paper production line and three new laminated board production lines.

Competition

We compete with several other Chinese décor paper manufacturers, as well as several European manufacturers.  Major decorative paper manufacturers currently operate in Germany, Spain and Japan.  The decorative base paper industry in the PRC is still in its early stage of development.  We believe that more than 100 companies currently engage in this industry worldwide, although most are small scale operations with low output.  Decorative paper manufacturers mainly distribute in areas in the PRC such as JiangSu, ZheJiang, HeBei, TianJin, ShanDong , ShangHai and GuangDong province.

Our major domestic competitors include: Wanli Industrial, Beijing Jingnan Decorative Materials Plant, Hebei Hengyuan Industrial, and The Interprint Group, China.  We believe that we have an advantage over these manufacturers in that they are all located in Zhejiang Province in Eastern China (near Shanghai).  While Zhejiang Province is a large producer of furniture, the market is not as large as Guangzhou and Shenzhen, which are two of our key markets in southern China.

We also have competition from a number of integrated paper companies, such as Shandong Lunan Paper, which produces décor paper on smaller paper machines.  We have a freight cost advantage, as well as newer technology when compared to Shandong Lunan Paper.

We also compete with European decor paper producers such as Schattdecor and Arjowiggins.  However, we believe we have a significant freight cost advantage, and lower labor costs compared to these companies.

Competitive Advantages

We believe that are primary competitive advantages are the following:

•	Ten years of decor paper manufacturing history.
•	Profitable business – our after tax margins are more than 16%.
•	Experienced, proven and motivated management.
•	Sales force located in the major furniture producing regions.
•	State-of-the-art technology and high quality control.
•	Geographic advantage – freight cost advantage.

Market and Strategy

Apart from China’s dominant position as leading furniture exporter in the world, the rapid growth in disposable income in China has created a huge domestic market.  China has become a major consumer of furniture and other household furnishings which, in turn, has created a high demand for decor paper used in furniture and laminate flooring manufacturing.  With a current capacity of 96 million meters of decor paper capacity, we believe we are one of the largest high-class décor paper manufacturers in the PRC, with an estimated 7% market share in the PRC.

Intellectual Property

The Company is currently processing a registered trademark within the United States for Décor Products International, Inc.  ™.  This trademark serial number is 77833022 and was initially filed with the United States Patent and Trademark Office on September 23, 2009.  The Company has a registered trademark in the name "CHDITN” in China, which is classified as No.  16 according to the International Classification of Goods.  The time of validity for the trademark is from October 7, 2004 to October 6, 2014 with unlimited renewals.  The trademark was issued by the Trademark Office under the State Administration for Industry and Commerce, PRC.

ITEM 1A.  RISK FACTORS

Our future operating results are highly uncertain.  Before deciding to invest in our common stock or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our reports on Forms 10-K, 10-Q and 8-K.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.  If any of these risks actually occur, that could seriously harm our business, financial condition or results of operations.  In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

There is no liquid public trading market in our common stock and no such liquid trading market is expected to develop in the near future.  We cannot predict the extent to which an active public market for our common stock will ever develop or be sustained.

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

Man Kwai Ming currently owns approximately 65.69% of our outstanding Common Stock, representing a majority of our voting power.  This shareholder could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in the principal shareholder, elections of our board of directors will generally be within the control of this shareholder.  While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with this principal shareholder.  As such, it would be extremely difficult for shareholders to propose and have approved proposals not supported by the Man Kwai Ming.  There can be no assurances that matters voted upon by the Man Kwai Ming will be viewed favorably by all shareholders of our company.

We do not intend to pay any dividend for the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future.  The future payment of dividends is directly dependent upon future earnings, financial requirements and other factors to be determined by our board of directors.  We anticipate that any earnings that may be generated from operations will be used to finance growth and that cash dividends will not be paid to shareholders.

We may need to issue more stock, which could dilute your stock.

If we do not have enough capital to meet future capital requirements, we may need to raise additional capital in order to continue operations.  To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to shareholders and/or increased debt service commitments.  Accordingly, if we issue additional stock, it could reduce the value of your shares.

If we lose the services of a number of key employees, our business could suffer.

Our success is highly dependent upon the continued services of Liu Rui Sheng, who is President, CEO and Chairman of our Board of Directors.  We have a written employment agreement with Mr.  Liu until July 2011 but the loss of his services would have a material adverse effect on our business.  There can be no assurance that we would be able to replace this executive in the event his services become unavailable.  We do not have any key-man life insurance on any of our employees.

Changes in the cost or availability of raw materials, energy and transportation could affect our profitability.

We rely heavily on certain raw materials (primarily paper and ink), energy sources (principally natural gas, coal and fuel oil), and third party companies that transport our goods.  Our profitability has been, and will continue to be, affected by changes in the costs and availability of such raw materials, energy sources and transportation sources.  If the costs of these raw increase and we cannot pass along such increases to our customers, our profitability will decline.

The industries in which we operate experience economic cyclicality, changes in consumer preferences, and fluctuations in selling prices.

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

In addition, the polyurethane paper, paint paper, polyester paper, and melamine furniture surface paper industries historically have experienced significant fluctuations in selling prices.  If we are unable to maintain the selling prices of products within these industries, that inability may have a material adverse effect on our results of operations and financial condition.  We are not able to predict with certainty market conditions or the selling prices for our products.

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

Material disruptions at one or more of our manufacturing facilities could negatively impact our financial results.

We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities.  A material disruption at one or more of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results.  Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;
•	prolonged power failures;
•	an equipment failure;
•	a chemical spill or release;
•	failure of a boiler;
•	the effect of a drought or reduced rainfall on its water supply;
•	labor difficulties;
•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•	fires, floods, earthquakes, hurricanes or other catastrophes;
•	terrorism or threats of terrorism;
•	domestic and international laws and regulations applicable to our Company and our business partners, including joint venture partners, around the world; and
•	other operational problems.

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

We may experience high account receivables balances, which may have an adverse effect on our operating profitability and cash flow and financing needs.

We generally have the credit terms of accounts receivable from 90 to 180 days accounts receivable period, and if our customers extend the period in which they pay, we will experience a reduced cash flow, which could have an adverse effect on our ability to fund our operations and growth.   One result may be that we will have to obtain outside financing and our operating expense will increase.   Extension of the accounts receivable period may also result in reduced collections, which will adversely affect our operations and profitability.

We depend on certain customers

In the fiscal year ended December 31, 2010, our top ten customers accounted for 34% of sales.  The loss of these customers could have a material adverse effect on sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows.

We may have difficulty managing our growth

Our business plans call for significant expansion, which may place a significant strain on our management, operational and financial resources.  To manage the expected growth of operations and personnel, we will be required to improve existing and implement new transaction processing, operational and financial systems, procedures and controls, and to expand, train and manage our growing employee base.  We also will be required to expand finance, administrative and operations staff.  Further, we may be required to enter into relationships with various strategic partners necessary to our business.  There can be no assurance that the current and planned personnel systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to identify, manage and exploit existing and potential strategic relationships and market opportunities.  Our failure to manage growth effectively could have a material adverse effect on business, results of operations and financial condition.

If appropriate opportunities present themselves, we intend to acquire technologies, services or products that we believe are strategic.  The process of integrating an acquired technology, service or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of business.  Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.

Further, acquisitions of technologies, services or products could result in potentially the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect business, results of operations and financial condition.  Any such future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available on terms favorable to us, or at all, and such financing, if available, might be dilutive to our common stockholders.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in this current report.

We conduct substantially all of our operations in the PRC and substantially all of our assets are located in the PRC.  In addition, most of our senior executive officers reside within the PRC.  As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.  Moreover, the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts in most instances.

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

Fluctuations in currency exchange rates could adversely affect our business and the value of our stock.

The value of our common stock is indirectly affected by the foreign exchange rate between the U.S. dollar and the Chinese currency (known as the Renminbi Yuan, or “RMB”), and between those currencies and other currencies in which our sales may be denominated.  Because substantially all of our earnings and cash assets are denominated in RMB, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of our monies, our balance sheet and our earnings per share in U.S. dollars.  In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar, without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we may issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

ITEM 3.  LEGAL PROCEEDINGS

On December 4, 2009, CHDITN signed a Promissory Note (the “Note”) with Greentree Financial Group Inc. (“Greentree”), stating that CHDITN promised to pay to the order of Greentree the sum of $140,000, plus interest of 8% per annum, payable quarterly, with a maturity date of December 4, 2010.  On or about January 5, 2011, Greentree filed a lawsuit against the Company and CHDITN in the Circuit Court of Broward County, Florida, Case No. 11-000245-09, seeking payment of the principal of the Note in the amount of $140,000 plus unpaid interest, late charges, attorneys’ fees and court costs.  Despite the Company’s attempts to negotiate a settlement with Greentree, on April 11, 2011, Greentree filed for a default judgment against the Company seeking $140,000 in repayment of the principal amount of the Note plus $4,200 in unpaid interest, $7,000 in late charges, $1,441 in attorneys’ fees and $561 in court costs.  The Company believes that it has meritorious defenses against the lawsuit due to a failure of consideration, as well as significant counterclaims against Greentree and other outside advisors to the Company, in that the consulting services purportedly provided to the Company and its predecessors were negligent, defective and caused harm to the Company.  At this time, the Company cannot predict the ultimate outcome of this legal action.

ITEM 4.

Removed and reserved.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded the Over-The-Counter Bulletin Board under the symbol “DCRD.”  The Over-The-Counter Bulletin Board is a quotation medium for subscribing members only, and only market makers can apply to quote securities on the Over-The-Counter Bulletin Board.  Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.  The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

Period	High	Low
Quarter Ended March 31, 2009	$6.10	$2.50
Quarter Ended June 30, 2009	$6.50	$6.10
Quarter Ended September 30, 2009 *	$7.90	$4.50
Quarter Ended December 31, 2009	$8.10	$4.50
Quarter Ended March 31, 2010	$6.75	$3.10
Quarter Ended June 30, 2010 *	$4.50	$1.01
Quarter Ended September 30, 2010	$2.10	$0.75
Quarter Ended December 31, 2010	$1.65	$0.75

* We effected a capital reorganization on July 24, 2009, and a 1-for-3 reverse stock split on May 24, 2010.

Holders

As of March 31, 2011 there were approximately 65 holders of record of our common stock.

Dividends

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

Equity Compensation Plan and Stock Option Plan Information

The Company, at the current time, has no stock option plan or any equity compensation plans

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the period covered by this report (fiscal year ended December 31, 2010), the registrant has not issued any securities without registration under the Securities Act of 1933, as amended:

Purchases of Equity Securities

During the fourth quarter of the fiscal year ended December 31, 2010, there were no purchases of the registrant’s common stock by or on behalf of the registrant or any affiliated purchaser.

Transfer Agent

The Company’s transfer agent is Globex Transfer, LLC.  located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

ITEM 6.  SELECTED FINANCIAL DATA

Since the Company qualifies as a smaller reporting company, it is not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part I of this Annual Report under the caption “Risk Factors.”

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The following table sets forth certain consolidated statement of operating data for the periods indicated:

	Year ended December 31,
	2010	2009

Revenues, net	$26,828,833	25,262,562
Cost of revenue	(16,681,992)	(14,282,060)
Gross Profit	10,146,841	10,980,502

Operating expenses:
Sales and marketing	(1,245,246)	(1,364,589)
Professional and consulting fee	(331,434)	(2,335,409)
General and administrative	(805,662)	(886,769)
Total operating expenses	(2,382,342)	(4,586,767)
Income from operations	7,764,499	6,392,735

Other income (expense):
Interest income	2,471	1,732
Interest expense	(1,266,716)	(329,568)
Income before income taxes	6,500,254	6,065,899
Income tax expense	(1,993,328)	(1,971,276)
Net income	4,506,926	4,094,623
Other comprehensive income	1,246,720	61,561
Comprehensive income	5,753,646	4,156,184

Revenues

We had revenues of $26,828,833 and $25,262,562 for the years ended December 31, 2010 and 2009, respectively.  The sales revenues were due primarily to the sales of our décor paper.  Our revenues increased from 2009 to 2010 due primarily to an improved economic climate in 2010.  Our sales in 2009 suffered somewhat from the global financial crisis during the second half of 2008, which had a negative impact on our sales during the first and second quarters of 2009.

Cost of Revenue

Cost of revenue primarily includes cost of supplies to manufacture our décor paper.  We had $16,681,992 and $14,282,060 in cost of sales, or 62.18% and 56.53% of sales revenues, respectively, during the years ended December 31, 2010 and 2009.  The cost of revenue as a percentage of revenue increased from 2009 to 2010 due primarily to increase in purchase price of raw materials, ink and paper.

Operating Expenses

We had operating expenses of $2,382,342 and $4,586,767 for the years ended December 31, 2010 and 2009 respectively.  The significant decrease in operating expenses in 2010 was due primarily to the professional and consulting fee of $1,402,892 incurred in 2009 in connection with the services rendered for the plan of exchange transaction.  In addition, we had non-cash consulting expenses in 2009 of $339,096 as a result of 400,000 warrants (the “Warrants”) granted to an investor relations firm.  The Warrants are irrecoverable, non-cancelable and have an exercise price of $1.40 per share, with piggy back registration rights, expire on September 1, 2010, the cost of which was valued by using the Black-Scholes Option Pricing Model according to ASC 718.

Interest Expense

We had interest expense of $1,266,716 and $329,568 for the year ended December 31, 2010 and 2009, respectively. The increases in interest expense in 2010 compared with 2009 was primary due to amortization of debt discount arising from convertible notes payable.

Income Taxes

We had income taxes of $1,993,328 and $1,971,276 for the years ended December 31, 2010 and 2009, respectively.  The increase in income tax expense in 2010 compared with 2009 was primarily due to the increase in taxable income. The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.  We have subsidiaries and operations in various countries, United States, BVI and the PRC, that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America.

British Virgin Islands

Under the current BVI law, Wide Broad is not subject to tax on its income or profits.  For the year ended December 31, 2010 and 2009, Wide Broad had incurred an operating loss of $371,029 and $1,413,329, respectively.

The PRC

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”).  The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested.  Starting from January 1, 2009, CHDITN is entirely subject to the unified income tax rate of 25% on the taxable income under the New CIT Law.

Net Income

We had net income of $4,506,926 and $4,094,623 for the years ended December 31, 2010 and 2009, respectively.  The net income in these periods was due primarily to sales of our décor paper.  Our net income is a function of revenues, cost of sales and other expenses as described above.  The increase in net income form 2009 to 2010 was due primarily to a decrease in operating expenses, partially offset by a higher cost of revenues.

Impact of Inflation

We believe that inflation has had a negligible effect on operations.  We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $7,777,054 and $3,308,043 for the years ended December 31, 2010 and 2009, respectively.  Positive cash flows from operations for the year ended December 31, 2010 were due primarily to the net income of $4,506,926,  the adjustment for depreciation of $1,559,958, the amortization of debt discount of $860,292, increase in advance to suppliers by $487,622 and increase in accrued liabilities and other payables by $645,889, partially offset by increase in accounts payables by $310,558. Positive cash flows from operations for the year ended December 31, 2009 were due primarily to the net income of $4,094,623, the increase in accounts payables by $69,409, the increase in accrued liabilities and other payables by $753,172, plus the increase in promissory notes payable by $405,000, partially offset by the increases in accounts receivable by $2,530,117.

Cash flows used in investing activities were $7,124,445 and $5,517,201 for the year ended December 31, 2010 and 2009, respectively.  The cash flows used in investments for the year ended December 31, 2010 were due primarily to the payments to plant and equipment of $5,789,573 and payment to construction in progress of $1,336,923. The cash flows used in investments for the year ended December 31, 2009 were due primarily to the payments of $5,068,313 to construction in progress.

Cash flows from financing activities were negative $445,954 and $2,719,214 for the years ended December 31, 2010 and 2009, respectively.  Negative cash flows from financing activities during the year ended December 31, 2010 were mainly due primarily to repayment of $937,308 for loan from a related party, the partial repayment of convertible loan by $310,967 and payments on bank loans in the amount of $1,705,516, offset by the proceeds from bank loans of $2,507,837.  Positive cash flows from financing activities during the year ended December 31, 2009 were due primarily to proceeds from net private placement of $180,000 and convertible notes of $2,076,930, a loan from a related party in the amount of $1,389,847 and a bank loan in the amount of $774,754, offset by the payments on bank loan of $1,702,317.

We project that we will need additional capital to fund operations over the next 6 months.  We anticipate we will need an additional $2,000,000 per year in 2010 and 2011.

Overall, we have funded our cash needs from inception through December 31, 2010 with a series of debt and equity transactions, primarily with related parties.  If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions.  Our related parties are under no legal obligation to provide us with capital infusions.  Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $972,888 on hand as of December 31, 2010.  Currently, we have enough cash to fund our operations for about six months.  This is based on our current cash flows from operating activities and financing activities, our positive working capital and projected revenues.  However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs.  We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.  Our current level of operations would require capital of approximately $2,000,000 per year starting in 2010.  Modifications to our business plans may require additional capital for us to operate.  For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas.  This may result in lower revenues and market share for us.  In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity.  We recorded net foreign currency gains of $1,246,720 and $61,561 in fiscal 2010 and 2009 respectively.  We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk.  We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2010	2009

Balance sheet items, except for the registered and paid-up capital as of December 31, 2009 and 2009	RMB 6.6118:USD1	RMB 6.8372:USD1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2010 and 2009	RMB 6.7788:USD1	USD 6.8409:USD1

ITEM 8.  FINANCIAL STATEMENTS

Our consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 29, 2009, the Company’s Board of Directors dismissed Traci J.  Anderson, CPA as the Company’s independent auditor, and engaged ZYCPA Company Limited (now know as HKCMCPA Company Limited) as independent auditor to audit the Company's financial statements for the year ended December 31, 2009 and to review the Company’s two quarterly reports ended September 30, 2009.  The decision to make the change was approved by the Company's Board of Directors.  The Company does not have an audit committee or an audit committee financial expert.

During the years ended December 31, 2008 and 2007, and subsequent interim period through October 29, 2009, the Company did not have any disagreement with Traci J.  Anderson, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Traci J.  Anderson, CPA, would have caused Traci J.  Anderson, CPA to make reference to the subject matter of the disagreement in connection with its reports.

During the years ended December 31, 2008 and 2007, and subsequent interim period through October 29, 2009, Traci J.  Anderson, CPA had not advised the Company of any of the enumerated items described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2010, the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

We believe that our consolidated financial statements for the year ended December 31, 2010 included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Directors are elected at the Company’s annual meeting of stockholders and generally serve for one year until the next annual stockholders’ meeting or until their successors are elected and qualified.  Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.  The Company may reimburse all directors for their expenses in connection with their activities as directors of the Company.  Directors of the Company who are also employees of the Company will not receive additional compensation for their services as directors.

We do not have a standing audit committee or an audit committee financial expert.  We do not have an audit committee financial expert because of the small size of our company and our board of directors at this time, and also because the cost related to retaining a financial expert at this time would be prohibitive.

The following table sets forth certain information with respect to our directors, executive officers and key employees.

Name	Age	Title	Date of Appointment
Liu, Rui Sheng	39	CEO, President & Chairman	July 23, 2009
Lau, Tai Chim	59	Independent Director	July 23, 2009
Li, Chak Ming	50	Independent Director	July 23, 2009
Law, Wai Fai	42	Chief Financial Officer	Nov. 1, 2009
Zhao, Baotang	33	Chief Sales Officer	July 23, 2009
Zhang, Shaowen	39	Manager of Production	August 1, 2010

Liu, Rui Sheng – CEO, President and Chairman

Mr.  Liu serves as President, Chairman and CEO of DCRD.  He incorporated CHDITN in 1998 and oversees all of the operations management and strategic planning for the company.  He has more than 15 years experience in the industry.  Prior to establishing CHDITN, Mr.  Liu was engaged in the production and processing of printing ink, chemical products and decoration paper sales.  Mr.  Liu holds a bachelor’s degree in Corporate Management from the Beijing Academy of Management in Economics and Trade.

Lau, Tai Chim – Independent Director

Mr. Lau serves as an independent director of DCRD.  He currently is a director of several listed companies and is an independent non-executive director of a restrictive licensed bank in Hong Kong.  He runs his own law firm and has done so for the past 10 years.  He has been admitted as a solicitor and fellowship member in Hong Kong, England, Singapore and PRC.

Li, Chak Ming – Independent Director

Mr. Li is an independent director of DCRD.  He obtained a bachelors degree from Ji Nan University and is currently the administrative director of Hong Kong Liang Zhi Garment Company Ltd.  (“Liang Zhi”).  He was the marketing director from 2007 to 2008 and general manager from 1997 to 2006 for Liang Zhi.  Prior to joining Liang Zhi, he served 10 years in the printing ink industry and the chemical products processing industry.  He specializes in research and development and production technology.

Law, Wai Fai –  Chief Financial Officer

Mr. Law is a certified public accountant practicing in Hong Kong and a member of the Institute of Chartered Accounts in England and Wales.  Prior to his appointment to the Company, Mr.  Law was an executive director of Superb Summit International Timber Company Limited (formerly known as Tak Shun Technology Group Limited).  Mr.  Law joined Tak Shun Technology Group Limited in 2000 as their financial controller.  He was responsible for preparation of the company’s financial statements in anticipation of listing Tak Shun Technology Group Limited on the main board of The Stock Exchange of Hong Kong Limited.  Mr.  Law was also responsible for investor relations throughout the pre-listing stage of Tak Shun Technology Group’s listing application.  Tak Shun Technology Group Limited was successfully listed in September 2001 on the main board of The Stock Exchange of Hong Kong Limited.  During his tenure, Mr.  Law was engaged in several sizable transactions including share placements and key corporate mergers and acquisitions.  Prior to joining Superb Summit International Timber Company Limited in July 2000, Mr.  Law worked for KPMG and PricewaterhouseCoopers where he was responsible for auditing and transaction services.  Mr.  Law received his M.B.A.  from The Hong Kong Polytechnic University and his B.A.  in Accounting from City University of Hong Kong.  Mr.  Law is also an independent non-executive director of Good Fellow Resources Holdings Limited (formerly known as Wonderful World Holdings Limited), a company listed on the main board of The Stock Exchange of Hong Kong Limited.

Zhao, Baotang –  Chief Sales Officer

Mr.  Zhao graduated from Tian Jin Business College with a Bachelor’s Degree.  He joined CHDITN in 2004 as an Area Sales Manager.  He is now the Chief Sales Officer of DCRD.  He has numerous years of marketing experience and is familiar with marketing analysis, marketing channels, managing sales teams, and customer service.

Zhang, Shaowen –  Manager of Production

Mr. Zhang graduated from Yi Chun Teachers Professional College with a Bachelors Degree in Chemistry 1993.  He joined DCRD in August 2010 as a Manager of Production and Technical controller.  Mr.  Zhang has worked in the dye and paint industry for more than 16 years.  He was also a technical consultant of DCRD for many years responsible for research and development of pigment. Mr. Zhang has extensive professional knowledge in painting of décor paper and familiar with the basic operations, particularly in the operation and management of manufacturing technique work flow.

Compensation of Directors

The Board of Directors may compensate directors for their services as such.  Our Chairman, who also serves as President and CEO, is not paid any additional compensation in connection with his role as a member of our Board.  We currently compensate our two independent directors for their service on the Board in the amount of HKD$180,000 per year, which equals approximately USD$23,152 based on current exchange rates.  The Board of Directors may also provide for the payment of travel and out-of-pocket expenses in connection with directors’ attendance at Board meetings.  Each director serves for a one year term until elections are held at each annual meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission.  Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2009.  We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock.  In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Code of Ethics

We have adopted a Code of Ethics that apply to our employees, including our principal executive officer, principal financial officer, principal accounting officer, and controller, and our directors.  Our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s Chief Executive Officer, all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods, and our two independent directors.

Summary Compensation Table

Name	Year	Salary #	Bonus	Stock	Option	Non-	Non-	All	Total
And		(Annual)	($)	Awards	Awards	Equity	qualified	Other	($)
Principal Position				($)	($)	Incentive Plan Compensation	Deferred Compensation Earnings	Compensation ($)
						($)	($)
Liu, Rui Sheng	2010	$167,321	-	-	-	-	-	-	$167,321
President and CEO	2009	$171,793							$171,793

Lau, T.C.	2010	$ 23,168	-	-	-	-	-	-	$ 23,168
Director	2009	$ 23,077							$ 23,077

Li, Chak Ming	2010	$ 23,168	-	-	-	-	-	-	$ 23,168
Director	2009	$ 23,077							$ 23,077

Law, Wai Fai	2010	$ 66,929	-	-	-	-	-	-	$ 66,929
Chief Financial Officer	2009	$ 66,667							$ 66,667

Zhao, Baotang	2010	$ 28,766	-	-	-	-	-	-	$ 28,766
Chief Sales Officer	2009	$ 26,355							$ 26,355

Wen, Qifeng	2010	$ 15,489	-	-	-	-	-	-	$ 15,489
Former Manager of Production	2009	$ 26,355							$ 26,355

# Based upon the salary amount in the employment contracts on a twelve-months’ basis.

Outstanding Equity Awards At Fiscal Year-End Table.   None.

Option Exercises And Stock Vested Table.   None.

Pension Benefits Table.   None.

Nonqualified Deferred Compensation Table.   None.

All Other Compensation Table.   None.

Perquisites Table.   None.

Potential Payments Upon Termination Or Change In Control Table.  None.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors and Executive Officers

We have employment agreements between CHDITN and/or Wide Broad and our executive officers, and agreements relating to the service of our independent directors on our board.  Our executive officers and directors have agreed to perform services under these contracts.  Below are the terms of these contracts for our executive officers and directors.

Employee: Liu Rui Sheng
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

Employee: Baotang Zhao
CHDITN
Term: July 1, 2009 to June 30, 2011 Salary: RMB 15000 per month.

Employee: Zhang Shaowen
 CHDITN
Term: August 1, 2010 to July 31, 2013 Salary: RMB 15000 per month.

Director: Lau Thai Chim
Wide Broad
Term: July 1, 2009 to July 1, 2011
Remuneration: HK$ 180,000/year paid on the last day for every quarter in four installments.

Director: Li Chak Ming
Wide Broad
Term: July 1, 2009 to July 1, 2011
Remuneration: HK$ 180,000/year paid on the last day for every quarter in four installments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as of March 31, 2011 by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Stock, (ii) each director of the Company, (iii) each officer and (iv) all directors and executive officers of the Company as a group.

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

Beneficial Owners as of March 31, 2011

Name of Beneficial Owner	Number of Shares Common Stock(1)	Percent of Class
Man Kwai Ming
No. 6 Economic Zone,
Wushaliwu, Chang’an Town
Dongguan, Guangdong Province, China	4,510,667	65.69%

Smart Approach Investments, Ltd.
No. 6 Economic Zone,
Wushaliwu, Chang’an Town
Dongguan, Guangdong Province, China	426,667	6.21%

All officers and directors as a group (0 persons)	0	0%
______________________
[1] Based on 6,866,122 issued and outstanding shares of common stock

Beneficial Owners after the Shares for the Debt (1) and Warrants are Issued

Name of Beneficial Owner	Number of Shares of Common Stock(1)	Percent of Class

Man Kwai Ming
No. 6 Economic Zone,
Wushaliwu, Chang’an Town
Dongguan, Guangdong Province, China	4,510,667	53.50%

Smart Approach Investments, Ltd.
No. 6 Economic Zone,
Wushaliwu, Chang’an Town
Dongguan, Guangdong Province, China	426,667	4.97%

Shi, Quan Ling
Suite 2401, 24th floor,
China Insurance Group Building,
141 Des Voeux Road, Central, Hong Kong	1,229,678	14.31%

All officers and directors as a group (5 persons)	0	0%
______________________
[1]
Applicable percentage of ownership is based on 8,592,468 shares outstanding once the underlying debt and warrants owed to Zhuang, Jinghua and Shi, Quanling, Greentree Financial Group Inc., Precursor Management Inc., Linear Capital Partners LLC and Maurice Katz  have been issued (6,866,122 as of April 15, 2011 plus 1,726,346 of the amount of shares to be registered that have not been issued yet).  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.  Note that affiliates are subject to Rule 144 and Insider trading regulations – percentage computation is for form purposes only.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Since January 1, 2010, there has not been, nor is there currently proposed, any transaction in which the Company was or is to be a participant and (a) the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and (b) in which any related person of the Company had or will have a direct or indirect material interest.

For a list of the “parents” of the Company, please refer to Item 12 above entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters”.

Director Independence

Our Board of Directors currently consists of three members: Rui Sheng Liu, Tai Chim Lau, and Chak Ming Li.  We have not yet adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”  However, during the fiscal year ended December 31, 2010, Mr. Lau and Mr. Li would qualify as “independent” under standards of independence set forth in the listing standards of the NASDAQ Stock Market.

Subject to some exceptions, these director independence standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, HKCMCPA Company Limited (formerly ZYCPA Company Limited) (“HKCMCPA”) for our audit of the annual financial statements for the years ended December 31, 2010 and 2009.  Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2010		2009
Audit Fees (1)	$90,000	(2)	$80,000	(3)
Audit-Related Fees (4)			--
Tax Fees (5)			--
All Other Fees (6)			--
Total Accounting Fees and Services	$90,000		$80,000
___________________
(1)
Audit Fees.  These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Forms 10-Q and 10-K, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for 2010 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2010, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2010.

(3)
The amounts shown for 2009 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2009, and (ii) the review of the financial statements included in our filings on Form 10-Q for the second and third quarters of 2009.

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

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant.  All of the services rendered to us by HKCMCPA were pre-approved by our Board of Directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

1.  The following financial statements of Decor Products International, Inc.  are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2010
Statements of Operations - for the years ended December 31, 2010 and 2009
Statements of Cash Flows - for the years ended December 31, 2010 and 2009
Statements of Stockholders’ Equity - for the years ended December 31, 2010 and 2009
Notes to Financial Statements

(b)           Exhibits

3.1	Articles of Incorporation of Murals by Maurice, Inc. *
3.2	Amendment to Articles of Incorporation of Murals by Maurice, Inc. *
3.3	Bylaws of Murals by Maurice, Inc. *
10.1	Plan of Exchange between Murals by Maurice, Inc. and Wide Broad Group Ltd.*
10.2	Warrant with Zhuang, Jinghua *
10.3	Warrant with Shi Quan Ling *
10.4	CHDITN Trademark *
10.5	Lease Agreement for Dongguan CHDITN Printing Co., Ltd. *
10.6	CHDITN Employment Agreement with Liu Rui Sheng *
10.7	Wide Broad Employment Agreement with Liu Rui Sheng *
10.8	Wide Broad Director Agreement with Lau T.C. *
10.9	Wide Broad Director Agreement with Li Chak Ming *
10.10	Wide Broad Employment Agreement with Law Wai Fai*
10.11	CHDITN Employment Agreement with Baotang Zhao *
10.12	CHDITN Employment Agreement with Wen Qifeng *
10.13	Guaranty by Décor for Precursor $40,000 Promissory Note *
10.14	Guaranty by Décor for Precursor $40,000 Promissory Note *
10.15	Guaranty by Décor for Precursor $60,000 Promissory Note *
10.16	Stock Pledge Agreement between Décor, and Precursor *
10.17	Guaranty by Décor for Precursor $565,000 Promissory Note *
10.18	Promissory Note between CHDITN and Precursor for $565,000 *
10.19	Subsidiary Loan Agreement between Dongguan CHDITN Printing Co., Ltd and Zhuang, Jinghua *
10.20	Subsidiary Loan Agreement between Dongguan CHDITN Printing Co., Ltd and Shi Quan Ling *
10.21	Pledge Agreement between Décor Products International, Inc. and Zhuang, Jinghua, Shi Quan Ling, and Greentree Financial Group, Inc. *
10.22	Guaranty in favor of Zhuang, Jinghua and Shi Quan Ling *
10.23	Promissory Note of Décor Products International, Inc. to Dongguan CHDITN Printing Co., Ltd *
10.24	Escrow Agreement between Décor Products International, Inc. and Zhuang, Jinghua, Shi Quan Ling, and Greentree Financial Group, Inc. *
10.25	Security Agreement between Dongguan CHDITN Printing Co., Ltd and Shi Quan Ling*
10.26	Security Agreement between Dongguan CHDITN Printing Co., Ltd and Zhuang, Jinghua
10.27	Consulting Agreement with Greentree Financial Group, Inc. *
10.28	Convertible Promissory Note between Dongguan CHDITN Printing Co., Ltd and Greentree Financial Group Inc. *
10.29	Convertible Promissory Note between Dongguan CHDITN Printing Co., Ltd and Precursor Management Inc. *
10.30	Convertible Promissory Note between Dongguan CHDITN Printing Co., Ltd and Linear Capital Partners LLC *
10.31	Convertible Promissory Note between Dongguan CHDITN Printing Co., Ltd and Maurice Katz *
10.32	Warrant with Greentree Financial Group Inc. *
10.33	Warrant with Precursor Management Inc. *
10.34	Warrant with Linear Capital Partners LLC *
10.35	Warrant with Maurice Katz *
14.1	Code of Ethics *
21.1
Subsidiaries.   The only subsidiaries of the Company are Wide Broad Group Limited, a limited liability company organized in the British Virgin Islands (“Wide Broad”), and Dongguan CHDITN Printing Co., Ltd.  (“CHDITN”), a limited liability company organized in the PRC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
_________________________
*	Previously filed with the SEC under the corresponding exhibit number to the Company’s Registration Statement on Form S-1 (File No. 333-164858) filed on February 11, 2010.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Decor Products International, Inc.

Date: April 15, 2011
By: /s/ Liu Rui Sheng
Liu Rui Sheng
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Liu Rui Sheng Liu Rui Sheng	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 15, 2011
/s/ Law Wai Fai Law Wai Fai	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2011
/s/ Lau T.C. Lau T.C.	Director	April 15, 2011
/s/ Li Chak Ming Li Chak Ming	Director	April 15, 2011

DÉCOR PRODUCTS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Décor Products International, Inc.

We have audited the accompanying consolidated balance sheets of Décor Products International, Inc. and its subsidiaries (“the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has made default in repayment of convertible notes and promissory notes that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HKCMCPA Company Limited
(Formerly ZYCPA Company Limited)
Certified Public Accountants

Hong Kong, China
April 15, 2011

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$972,888	$777,332
Accounts receivable, trade	13,558,147	13,203,074
Inventories	342,015	276,149
Advances to suppliers	865,303	1,320,231
Deposits and prepayments	12,762	335,221
Total current assets	15,751,115	15,912,007

Non-current assets:
Plant and equipment, net	14,150,249	8,095,917
Construction in progress	6,172,668	6,041,515
TOTAL ASSETS	$36,074,032	$30,049,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$369,832	$665,542
Short-term bank borrowings	1,512,447	570,408
Current portion of long-term bank borrowings	71,673	1,118,791
Convertible notes, net	1,772,254	1,220,708
Promissory notes	405,000	405,000
Amount due to a related party	111,599	1,328,126
Income tax payable	382,620	520,473
Accrued liabilities and other payable	1,182,614	695,711
Total current liabilities	5,808,039	6,524,759

Long-term liabilities:
Long-term bank borrowings	1,058,713	71,046

Total liabilities	6,866,752	6,595,805

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,666,667 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 33,333,333 shares authorized; 6,866,122 shares issued and outstanding, respectively	6,866	6,866
Additional paid-in capital	2,126,130	2,126,130
Statutory reserve	1,393,213	795,215
Accumulated other comprehensive income	3,833,377	2,586,657
Retained earnings	21,847,694	17,938,766

Total stockholders’ equity	29,207,280	23,453,634

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,074,032	$30,049,439

See accompanying notes to consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009

Revenues, net	$26,828,833	$25,262,562

Cost of revenue (inclusive of depreciation)	(16,681,992)	(14,282,060)

Gross profit	10,146,841	10,980,502

Operating expenses:
Sales and marketing	(1,245,246)	(1,364,589)
Professional and consulting fee	(331,434)	(2,335,409)
General and administrative	(805,662)	(886,769)
Total operating expenses	(2,382,342)	(4,586,767)

Income from operations	7,764,499	6,393,735

Other income (expense):
Interest income	2,471	1,732
Interest expense	(1,266,716)	(329,568)

Income before income taxes	6,500,254	6,065,899

Income tax expense	(1,993,328)	(1,971,276)

NET INCOME	$4,506,926	$4,094,623

Other comprehensive income:
- Foreign currency translation gain	1,246,720	61,561

COMPREHENSIVE INCOME	$5,753,646	$4,156,184

Net income per share – Basic	$0.66	$0.61
Net income per share – Diluted	$0.66	$0.59

Weighted average common share outstanding – Basic	6,866,122	6,752,617
Weighted average common share outstanding – Diluted	6,866,122	6,918,662

See accompanying notes to consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$4,506,926	$4,094,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,559,958	652,567
Write-off of uncollectible receivables	-	186,238
Loss on disposal of plant and equipment	1,425	3,842
Stock based compensation	-	593,421
Warrants granted for services, non-cash	-	339,096
Amortization of debt discount	860,292	139,729
Changes in operating assets and liabilities:
Accounts receivable, trade	92,687	(2,530,117)
Advances to suppliers	487,622	(1,319,520)
Deposits and prepayments	139,637	(109,133)
Inventories	(55,060)	(41,967)
Accounts payable, trade	(310,558)	69,409
Promissory notes payable	-	405,000
Income tax payable	(151,764)	71,683
Accrued liabilities and other payable	645,889	753,172

Net cash provided by operating activities	7,777,054	3,308,043

Cash flows from investing activities:
Payments on plant and equipment	(5,789,573)	(454,077)
Proceeds from disposal of plant and equipment	2,051	5,189
Payments on construction in progress	(1,336,923)	(5,068,313)

Net cash used in investing activities	(7,124,445)	(5,517,201)

Cash flows from financing activities:
Net proceeds from private placement	-	180,000
(Repayment to) advances from a related party	(937,308)	1,389,847
(Repayment to) net proceeds from convertible notes	(310,967)	2,076,930
Proceeds from short-term bank borrowings	1,475,198	774,754
Proceeds from long-term bank borrowings	1,032,639	-
Payments on short-term bank borrowings	(575,327)	(204,651)
Payments on long-term bank borrowings	(1,130,189)	(1,497,666)

Net cash (used in) provided by financing activities	(445,954)	2,719,214

Effect of exchange rate changes on cash and cash equivalents	(11,099)	(1,422)

NET CHANGE IN CASH AND CASH EQUIVALENTS	195,556	508,634

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	777,332	268,698

CASH AND CASH EQUIVALENTS, END OF YEAR	$972,888	$777,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,145,093	$1,899,593
Cash paid for interest	$186,028	$189,839

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of construction in progress to plant and equipment	$1,409,886	$6,061,695

See accompanying notes to consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Statutory	Accumulated other	Retained	Total stockholders’
	No. of shares	Amount	capital	reserve	income	earnings	equity
Balance as of January 1, 2009	6,666,667	$6,667	$13,333	$203,832	$2,525,096	$14,435,924	$17,184,852

Recapitalization and reverse acquisition	132,788	133	265	-	-	(398)	-
Shares issued for private placement, net of expense	66,667	66	179,934	-	-	-	180,000
Warrants granted for services	-	-	339,096	-	-	-	339,096
Warrants granted in connection with convertible notes	-	-	1,000,041	-	-	-	1,000,041
Beneficial conversion feature and warrants granted in connection with convertible promissory notes	-	-	593,461	-	-	-	593,461
Net income for the year	-	-	-	-	-	4,094,623	4,094,623
Appropriation to statutory reserve	-	-	-	591,383	-	(591,383)	-
Foreign currency translation adjustment	-	-	-	-	61,561	-	61,561

Balance as of December 31, 2009	6,866,122	6,866	2,126,130	795,215	2,586,657	17,938,766	23,453,634

Net income for the year	-	-	-	-	-	4,506,926	4,506,926
Appropriation to statutory reserve	-	-	-	597,998	-	(597,998)	-
Foreign currency translation adjustment	-	-	-	-	1,246,720	-	1,246,720
Balance as of December 31, 2010	6,866,122	$6,866	$2,126,130	$1,393,213	$3,833,377	$21,847,694	$29,207,280

See accompanying notes to consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

On April 8, 2010, the Company approved the Plan of Merger for the purpose of re-domiciling the Company to the State of Nevada. Concurrently, the Company approved a 1 for 3 reverse stock split of its common stock. All common stock and per share data for all periods presented in the consolidated financial statements have been restated to give effect to the reverse stock split.

The Company, through its subsidiaries, is mainly engaged in the manufacture and sales of furniture decorative paper and related products in the People’s Republic of China (the “PRC”). All the customers are located in the PRC.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Wide Broad Group Limited (“Wide Broad”)	British Virgin Islands, a limited liability company	Investment holding	1,000 issued shares of US$1 each	100%

Dongguan CHDITN Printing Co., Ltd. (“CHDITN”)	The PRC, a limited liability company	Sales and manufacture of furniture decorative paper and related products in the PRC	Registered: RMB60,000,000 Paid-up RMB18,832,274	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2010, the Company defaulted on the repayment of convertible notes and promissory notes with an aggregate amount of $2,177,254, which became immediately due and payable. The continuation of the Company as a going concern through December 31, 2011 is dependent upon the continuing financial support from its stockholders or negotiation of repayment term. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the accounts of DCRD and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

As of December 31, 2010 and 2009, the Company did not record an allowance for doubtful accounts.

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

As of December 31, 2010 and 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Advances to suppliers

The Company makes advances to certain vendors for purchase of its inventory items or raw material. Advances to suppliers are interest free and unsecured, which are recorded when payment is made by the Company and relieved against inventory when goods are received. All inventory items or raw materials relating to these advances are subsequently relieved upon delivery to the Company in January 2011.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Plant and machinery	3-10 years	3%
Leasehold improvement	Shorter of 10 years or lease term	0%
Motor vehicles	3-5 years	3%
Office equipment	3-5 years	3%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Construction in progress

Construction in progress is stated at cost and represents the cost of acquiring contracts to build the now printing lines and prepayments paid to equipment vendors or builders during the construction of the new manufacturing facility (until it is substantially complete and ready for its intended use). No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into operational use. No capitalized interest was incurred during the period of construction.

●	Valuation of long-lived assets

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

●	Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company derives revenues from the sales of furniture decorative paper and related products. The Company recognizes its revenues net of value-added taxes ("VAT"). The Company is subject to VAT which is levied on the majority of the products at the standard rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. The Company experienced no material product returns and recorded no reserve for sales returns for the years ended December 31, 2010 and 2009.

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no such cost for the years ended December 31, 2010 and 2009, respectively.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the years ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010 and 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2010, the Company filed and cleared a 2009 tax return with its tax authority in the PRC.

●	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion will be anti-dilutive.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

	2010	2009
Year-end RMB:US$1 exchange rate	6.6118	6.8372
Annual average RMB:US$1 exchange rate	6.7788	6.8409

●	Stock based compensation

The Company adopts ASC Topic 718, "Stock Compensation", ("ASC Topic 718") using the fair value method. Under ASC Topic 718, the stock based compensation is measured using the Black-Scholes option-pricing model on the date of grant.

For non-employee stock based compensation, the Company adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees”, stock based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, which ever is more readily determinable.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts receivable, advances to suppliers, deposits and prepayments, accounts payable, income tax payable, amount due to a related party, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term and long-term bank borrowings approximate at its carrying amount. The fair value of convertible notes and promissory notes is disclosed in Note 10 and 11.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and; and

•
Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on its consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Management periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history and the current economic conditions. For the years ended December 31, 2010 and 2009, the Company continually monitored the collection of its accounts receivables and determined to write-off the uncollectible receivables of $0 and $186,238, respectively because such receivables balances are deemed not recoverable.

Up to February 28, 2011, the Company has subsequently recovered from approximately 23% of accounts receivable as of December 31, 2010.

5.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2010	2009

Raw materials	$196,966	$168,909
Work-in-process	37,375	26,553
Finished goods	87,183	61,082
Packaging materials and supplies	20,491	19,605
	$342,015	$276,149

For the years ended December 31, 2010 and 2009, the Company recorded no allowance for slow moving and obsolete inventories.

6.	DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following:

	As of December 31,
	2010	2009

Rental deposits	$10,738	$10,384
Prepaid operating expenses	-	138,443
VAT tax receivable	-	184,436
Other receivables	2,024	1,958
	$12,762	$335,221

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2010	2009

Plant and machinery	$13,379,688	$8,720,572
Leasehold improvement	1,865,255	717,551
Motor vehicles	11,600	11,334
Office equipment	75,229	71,379
Foreign translation adjustment	987,949	499,619
	16,319,721	10,020,455
Less: accumulated depreciation	(1,820,171)	(1,638,977)
Less: foreign translation adjustment	(349,301)	(285,561)
Plant and equipment, net	$14,150,249	$8,095,917

Depreciation expense for the years ended December 31, 2010 and 2009 were $1,559,958 and $652,567, which included $1,548,603 and $640,641 in cost of revenue, respectively.

As of December 31, 2009, certain plant and equipment with the aggregate carrying value of $1,145,315 were pledged as securities in connection with long-term bank borrowings (see Note [14]).

Approximately $686,848 and $664,473 of certain plant and machinery became fully depreciated as of December 31, 2010 and 2009, respectively.

8.	CONSTRUCTION IN PROGRESS

During the year ended December 31, 2010, the Company is anticipating a new manufacturing facility for the production of laminated boards, in an area of 100,000 square feet, adjacent to the existing facility, which is scheduled to be completed in the fourth quarter of 2011. Total estimated costs incurred for the construction of a new manufacturing facility are approximately $17,898,628. As of December 31, 2010, the Company incurred and capitalized $6,172,668 in “Construction in progress”.

9.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consisted of the following:

	As of December 31,
	2010	2009

Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB3,500,000 with effective interest rate at 5.84% per annum, payable monthly, due January 8, 2010, guaranteed and secured by the director, Mr. Liu and his properties	$-	$511,905

Equivalent to RMB400,000 with effective interest rate at 5.84% per annum, payable monthly, due January 19, 2010, guaranteed and secured by the director, Mr. Liu and his properties	-	58,503

Equivalent to RMB10,000,000 with effective interest rate at 5.85% per annum, payable monthly, due October 10, 2011, guaranteed by the director, Mr. Liu and third party (see Note 22(c))	1,512,447	-

Total short-term bank borrowings	$1,512,447	$570,408

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

10.	CONVERTIBLE NOTES

On November 10, 2009, the Company, through its subsidiary, CHDITN and Zhuang, Jinghua (“Mr. Zhuang”) entered into a Subsidiary Loan Agreement (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, Mr. Zhuang advanced $340,000 (equal to RMB2,321,350) to CHDITN and the fund was used to set up new printing production lines. The Company agreed to convert the loan amount into common stock of the Company at a fixed conversion price of $3 (post reverse split) per share, equal to 113,333 shares (post reverse split) of its common stock, any time before the maturity day upon the written notice from Mr. Zhuang. Interest was carried at the rate of 8% per annum, quarterly payable, with a maturity date of November 10, 2010.

Concurrently, on November 10, 2009, the Company, through its subsidiary, CHDITN and Shi Quan Ling (“Ms. Shi”) entered into a Subsidiary Loan Agreement (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, Ms. Shi advanced $2,000,000 (equal to RMB 6,827,500) to CHDITN and the fund was used to set up new printing production lines. The Company agreed to convert the loan amount into common stock of the Company at a fixed conversion price of $3 (post reverse split) per share, equal to 666,667 shares (post reverse split) of its common stock, any time before the maturity day upon the written notice of Ms. Shi. Interest was carried at a rate of 8% per annum, quarterly payable, with a maturity date of November 10, 2010.

In connection with the Loan Agreements, the Company also agreed to issue warrants to Mr. Zhuang and Ms. Shi, for consideration of $10, respectively, as incentive for Mr. Zhuang and Ms. Shi to lend money to the Company. The warrants entitled Mr. Zhuang and Ms. Shi to purchase 113,334 and 666,667 shares (post reverse split) of its common stock from the Company respectively at any time or times on or after November 10, 2009 with the expiry of November 10, 2014 at the exercise price per share of $3 (post reverse split) or as subsequently adjusted under the warrant agreements.

In addition, the President of the Company, Mr. Liu Rui Sheng (“Mr. Liu”), entered into a Pledge Agreement with Mr. Zhuang, Ms. Shi and Greentree Financial Group, Inc. as Escrow Agent. Pursuant to the Pledge Agreement, Mr. Liu agreed to irrevocably pledge to Mr. Zhuang and Ms. Shi with 4,510,667 shares (post reverse split) of his own common stock as collateral for the Loan Agreements between CHDITN and Mr. Zhuang and Ms. Shi.

On December 17, 2009, the Company received net aggregate proceeds of $2,081,000, net of expenses and deductions of prepaid interests, from Ms. Shi and Mr. Zhuang.

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

	As of December 31,
	2010	2009
Notional amount of the convertible notes payable to Mr. Zhuang and Ms. Shi, net of expenses	$1,772,254	$2,081,000
Less: debt discount, unamortized	-	(860,292)
	$1,772,254	$1,220,708

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The discount is being amortized over the life of the debt using the effective interest method. For the years ended December 31, 2010 and 2009, the Company recognized $860,292 and $139,729 as amortization of debt discount and recorded as interest expense in the statement of operations. The warrants are measured at their fair value on the grant date using Black-Scholes option pricing model, with the following assumptions.

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.31%
Dividend yield	0%
Weighted average fair value	0.93

During the year ended December 31, 2010, the Company made the partial repayment of $310,967 to Ms. Shi. At December 31, 2010, the unpaid portion of convertible notes was matured and became overdue. In the event that the Company cannot pay the convertible note when due, an event of default would occur. The default interest shall be subject to 16%, if the Company has failed to make payments of interest and principal on the maturity date. Ms. Shi and Mr. Zhuang shall have rights to keep the proceeds from the sales of the pledge and the Shares to the extent of the unpaid interest and principal of the convertible notes. Ms. Shi and Mr. Zhuang shall have recourse for the outstanding balance.

As of December 31, 2010, the convertible notes became immediately due and the Company has been in negotiations with the holders of the convertible notes, but has not yet reached an agreement as to repayment schedule.

11.	CONVERTIBLE PROMISSORY NOTES

On June 1, 2009, the Company’s subsidiary, CHDITN entered into four promissory notes with Precursor Management, Inc. (“PMI”) for the aggregate principal amount of $705,000 to pay for certain transaction fees and professional fees associated with becoming a “public company”, with an interest rate of 6.5% per annum, fully payable on September 30, 2009. On November 19, 2009, both parties mutually agreed to extend the payment date to December 30, 2009.

In December 2009, the Company repaid $300,000 to the promissory note and both parties agreed to restructure four promissory notes in exchange for new notes in the remaining principal amount of $405,000 with an interest rate of 8% per annum, fully payable on December 4, 2010, by entering into the following new promissory notes with four different parties:

On December 4, 2009, the Company, through CHDITN signed a Promissory Note with Greentree Financial Group Inc. (“Greentree”), stating that CHDITN promised to pay to the order of Greentree the sum of $140,000, plus interest of $11,200 or approximately 8% interest per annum, quarterly payable, with a maturity date of December 4, 2010. In addition, Greentree shall have a right to convert the principal amount, partially or in full, into number of shares of Common Stock of the Company at the exercise price of $3 (post reverse split) per share.

On December 4, 2009, the Company, through CHDITN signed a Promissory Note with PMI, stating that CHDITN promised to pay to the order of PMI the sum of $140,000, plus interest of $11,200 or approximately 8% interest per annum, quarterly payable, with a maturity date of December 4, 2010. In addition, PMI shall have a right to convert the principal amount, partially or in full, into number of shares of Common Stock of the Company at the exercise price of $3 (post reverse split) per share.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

On December 4, 2009, the Company, through CHDITN signed a Promissory Note with Linear Capital Partners LLC. (“Linear”), stating that CHDITN promised to pay to the order of Linear the sum of $40,000, plus interest of $3,200 or approximately 8% interest per annum, quarterly payable, with a maturity date of December 4, 2010. In addition, Linear shall have a right to convert the principal amount, partially or in full, into number of shares of Common Stock of the Company at the exercise price of $3 (post reverse split) per share.

On December 4, 2009, the Company, through CHDITN signed a Promissory Note with Maurice Katz (“Mr. Katz”), stating that CHDITN promised to pay to the order of Mr. Katz the sum of $85,000, plus interest of $6,800 or approximately 8% interest per annum, quarterly payable, with a maturity date of December 4, 2010. In addition, Mr. Katz shall have a right to convert the principal amount, partially or in full, into number of shares of Common Stock of the Company at the exercise price of $3 (post reverse split) per share.

In connection with these four Promissory Notes, the Company agreed to issue aggregate 405,000 shares of warrants to the holder of the promissory note, for consideration in the amount of $10 as incentive to lend money to the Company, respectively. The Warrants entitled the promissory note holders to purchase from the Company at any time or times on or after December 4, 2009, aggregate 405,000 shares of Common Stock of the Company at the exercise price of $3 (post reverse split) per share.

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

For the year ended December 31, 2009, the Company recorded $593,421 as stock based compensation at their fair values, to reflect the beneficial conversion feature of the convertible promissory notes and fair value of the warrants granted. The warrants are measured at their fair value on the grant date using Black-Scholes option pricing model, with the following assumptions.

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.37%
Dividend yield	0%
Weighted average fair value (post reverse split)	2.79

As of December 31, 2010, the promissory notes were matured and became overdue. In accordance with the terms and conditions in Promissory Notes, if the Company defaults in the payment of principal or interest due on the Promissory Notes, the holder of Promissory Notes (the “holder”) shall be entitled to receive and the Company agreed to pay all reasonable costs of collection incurred by holder, including, without limitation, reasonable attorney’s fees for consultation and suit. If any payment due is not made and remains unpaid for ten (10) days, it is in default hereof. Any such payment in default shall bear interest at 18% per annum. Should any payment not be made when due, there shall also be a late charge equal to 5% of the amount of the installment of principal or interest which is paid after the due date. In the event of default hereunder, the entire unpaid balance hereof shall, at the option of the holder, become due and payable upon demand. All costs and fees (including reasonable fees and disbursements of legal counsel) incurred by the holder as the result of any default by anyone liable hereunder or as the result of any collection effort by the holder shall also be due and owing to the holder. Failure to exercise any right shall not be deemed a waiver of the right to exercise the same at any subsequent date, or event.

As of December 31, 2010, the promissory notes became immediately due and the Company has been in negotiations with the holders of the promissory notes, but has not yet reached an agreement as to repayment schedule.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.	AMOUNT DUE TO A RELATED PARTY

As of December 31, 2010 and 2009, amount due to a related party represented temporary advances made by Mr. Liu, the director of the Company, which was unsecured, interest-free with no fixed repayment term.

13.	ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consist of the following:

	As of December 31,
	2010	2009

VAT payable	$77,782	$-
Accrued payroll and benefit costs	541,454	453,629
Accrued professional and consulting fees	329,965	239,132
Accrued interest	224,648	-
Other payables	8,765	2,950
	$1,182,614	$695,711

14.	LONG-TERM BANK BORROWINGS

Long-term bank borrowings were as follows:
		As of December 31,
		2010	2009

Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB0 (2009: RMB2,240,000) with effective interest rate ranging from 5.67% to 7.84% per annum, payable monthly, due September 20, 2010	(a)	$-	$327,620

Equivalent to RMB1,174,485 (2009: RMB3,696,756) with effective interest rate ranging from 7.02% to 9.83% per annum, with monthly principal and interest payments of $43,231, due January 16, 2011	(b)	44,950	540,683

Equivalent to RMB698,283 (2009: RMB2,198,393) with effective interest rate ranging from 7.02% to 9.83% per annum, with monthly principal and interest payments of $25,712, due January 17, 2011	(b)	26,723	321,534

Equivalent to RMB7,000,000 with effective interest rate of 5.76% per annum, payable monthly, due March 8, 2015	(c)	1,058,713	-

Total bank borrowings		1,130,386	1,189,837

Less: current portion		(71,673)	(1,118,791)

Long-term bank borrowings, net of current portion		$1,058,713	$71,046

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2010, the minimum future payments of the aggregate bank borrowings in the next five years are as follows:

Year ending December 31:
2011	$71,673
2012	246,845
2013	347,148
2014	368,927
2015	95,793

Total:	$1,130,386

(a)
These borrowings were guaranteed by Mr. Liu, the director of the Company and collateralized by the real properties held by the director of the Company situated in the PRC, which was repaid in full during the year ended December 31, 2010.

(b)	These borrowings were collateralized by certain plant and machinery and fully repaid upon maturity in January 2011.

(c)
These borrowings were guaranteed by Mr. Liu, the director of the Company and collateralized by the real properties held by the director of the Company situated in the PRC amounting to approximately $1,641,000, based on its current market value as of December 31, 2010. Interest carried at 5.76% per annum in the first year, subject to the annual lending rate of the bank in the remainder years, monthly payable. The principal is commenced to the repayment in the third year, with the monthly principal and interest payable, due through March 8, 2015.

15.	STOCKHOLDERS’ EQUITY

(a)	Common stock

On July 17, 2009, DCRD executed the Plan of Exchange (the “POE”) among the shareholders of DCRD, Wide Broad, the shareholders of Wide Broad and CHDITN. The POE stated that the capital of DCRD consists of 33,333,333 (post-reverse split) authorized shares of common stock, par value $0.001, of which 132,788 (post-reverse split) shares were issued and outstanding.

Pursuant to the POE, DCRD issued 6,666,667 (post-reverse split) new shares of common stock of DCRD to Wide Broad and simultaneously retired to treasury stock 620,833 (post-reverse split) shares of common stock held in the name of Maurice Katz (a former director), in exchange for 100% of the capital stock of Wide Broad.

Concurrently, DCRD effectuated a 1 for 4 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse split.

On August 18, 2009, the Company executed an the Offshore Stock Purchase Agreement (the “Agreement”) with a private investor, Mr. Zhang Zijian to purchases 66,667 (post-reverse split) shares of restricted common stock for an aggregate amount of $200,000 of $3 per share. The proceeds were used to fund the working capital.

On April 8, 2010, the Company approved the Plan of Merger for the purpose of re-domiciling the Company to the State of Nevada. Concurrently, the Company approved a 1 for 3 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse split.

As of December 31, 2010, the Company had a total of 6,866,122 shares of its common stock issued and outstanding.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)	Warrants

Transactions involving warrants granted during the years ended December 31, 2010 and 2009 are summarized as follows (warrants were not issued to employees):

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2009	-	$-	$-	$-

Warrants granted for services in September	133,333	4.2	4.2	2.55
Warrants granted for convertible notes in November 2009	780,000	3.0	3.0	2.79
Warrants granted for convertible promissory notes in December 2009	135,000	3.0	3.0	2.79

Balance as of December 31, 2009 and 2010	1,048,333	$3 – 4.2	$3.15	$2.76

As of December 31, 2010, the Company has 1,048,333 shares (post reverse split) of outstanding warrants at the weighted-average exercise price of $3.15. There was no movement during the year ended December 31, 2010. The Company measured the fair value of warrants on the grant date using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.31%-0.37%
Dividend yield	0%

16.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted-average number of the common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The weighted average number of common shares issued and outstanding was adjusted to account for the effects of the reverse stock split as more fully described in Note 1. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2010 and 2009:

	Years ended December 31,
	2010	2009

Net income attributable to common shareholders	$4,506,926	$4,094,623

Weighted average shares outstanding – Basic	6,866,122	6,752,617
Dilutive effect of warrants issued	-	166,045
Weighted average shares outstanding – Diluted	6,866,122	6,918,662

Basic net income per share	$0.66	$0.61
Diluted net income per share	$0.66	$0.59

For the year ended December 31, 2010, warrants exercisable to 1,048,333 shares of common stock were excluded from the diluted income per share as the exercise price of the warrants was higher than the average market price of the common stock during the period, thereby making the warrants anti-dilutive under the treasury method.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

17.	INCOME TAXES

For the years ended December 31, 2010 and 2009, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Years ended December 31,
	2010	2009
Tax jurisdictions from:
- Local	$(986,088)	$(1,123,471)
- Foreign	7,486,342	7,189,370
Income before income taxes	$6,500,254	$6,065,899

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

British Virgin Island

Under the current BVI law, Wide Broad is not subject to tax on its income or profits. For the years ended December 31, 2010 and 2009, Wide Broad suffered from an operating loss of $371,029 and $1,413,329, respectively.

The PRC

The Company generated its income from a subsidiary operating in the PRC for the years ended December 31, 2010 and 2009. CHDITN is subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

A reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	Years ended December 31,
	2010	2009

Income before income taxes	$7,857,371	$8,602,699
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	1,964,343	2,150,675

Tax effect of non-taxable items	(74,024)	(179,399)
Tax effect of non-deductible items	103,009	-
Income tax expense	$1,993,328	$1,971,276

No provision for deferred tax assets or liabilities has been made, since the Company has no material temporary difference between the tax bases of assets and liabilities and their carrying amounts.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

18.	STOCK BASED COMPENSATION

In September 2009, the Company entered into an Investor Relations Consulting Agreement with an Investor Relations (IR) firm (“IR firm”), in which the Company agreed to issue warrants to purchase an aggregate of 133,333 (post reverse split) shares of its common stock to the IR firm. These warrants are irrecoverable, non-cancelable and have an exercise price of $4.2 (post reverse split) per share, with piggy back registration rights. As of December 31, 2009 and 2010, none of these warrants were exercised.

The Company measured the fair value of warrants on the grant date using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	1
Volatility	60%
Risk free interest rate	3.46%
Dividend yield	0%
Weighted-average fair value	2.55

The Company recognized $339,096 as stock based compensation at the fair value for the year ended December 31, 2009. No stock based compensation was incurred in 2010.

19.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $3,967 and $3,649 for the years ended December 31, 2010 and 2009, respectively.

20.	STATUTORY RESERVE

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

For the years ended December 31, 2010 and 2009, the Company contributed $597,998 and $591,383 to statutory reserve, respectively.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

21.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended December 31, 2010 and 2009, there was no single customer who accounted for 10% or more of the Company’s revenues.

(b)         Major vendors

For the years ended December 31, 2010 and 2009, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at year-end date, are presented as follows:

	Year ended December 31, 2010		December 31, 2010
Vendor	Purchases	Percentage of purchases	Accounts payable, trade
Vendor A	$3,456,545	25%	$-
Vendor B	2,140,513	15%	-
Vendor C	1,945,621	14%	-
Vendor D	1,672,353	12%	51,930
Total	$9,215,032	66%	$51,930

	Year ended December 31, 2009		December 31, 2009
Vendor	Purchases	Percentage of purchases	Accounts payable, trade
Vendor A	$3,039,293	24%	$-
Vendor C	2,857,292	23%	-
Vendor E	1,251,764	10%	-
Total:	$7,148,349	57%	$-

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(e)         Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from bank borrowings, convertible notes and promissory notes. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. At the year-end, the bank borrowings were both at fixed and floating rates.

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

22.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company’s subsidiary in the PRC is committed under several non-cancelable operating leases of office premises and manufacturing facility with a term of 10 years with fixed monthly rentals, due through December 31, 2020. Total rent expenses for the years ended December 31, 2010 and 2009 was $205,826 and $203,956, respectively.

As of December 31, 2010, the Company has future minimum rental payments due under non-cancelable operating leases in the next five years and thereafter, as follows:

Year December 31:
2011	$217,792
2012	217,792
2013	217,792
2014	245,016
2015	245,016
Thereafter	829,426

Total	$1,972,834

(b)	Capital commitment

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for the production of laminated boards. The construction is expected to be completed in the fourth quarter of 2011. Total estimated construction costs are approximately $30 million.

As of December 31, 2010, the Company has the aggregate contingent payments of approximately $3.5 million to the third party contractors and equipment vendors in the next twelve months.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(c)	Guarantees

As of December 31, 2010, the Company’s subsidiary, CHDITN is contingently liable as guarantor with respect to the maximum exposure of $4,537,342 (equivalent to RMB30,000,000) to a unrelated third party, Dongguan XiaoYuanDing Technology Co., Ltd (“DXT”) on a cross-guarantee basis. The term of these guarantees are commenced for 2 years, expiry in October 2012. At any time from the date of guarantees, should DXT fail to make its due debt payments, CHDITN will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

In accordance with ASC 460-10, “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. The Company did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of December 31, 2010, the Company has not recorded any liabilities under these guarantees.

(d)	Unused available line of credit

The Company has a credit facility with Industrial Bank Co., Ltd totaling $4,537,342 (equivalent to RMB30 million), including short-term bank borrowings and bills payable, under which the Company may borrow on an unsecured and cross-guarantee basis (see Note 22(c)) in a term of 2 years, expiry in October 2012. As of December 31, 2010, the Company has the unused available line of credit totaling $3,024,895 on a cross-guarantee basis.

(e)	Pending litigation

On December 4, 2009, CHDITN signed a Promissory Note (the “Note”) with Greentree Financial Group Inc. (“Greentree”), stating that CHDITN promised to pay to the order of Greentree the sum of $140,000, plus interest of 8% per annum, payable quarterly, with a maturity date of December 4, 2010.  On or about January 5, 2011, Greentree filed a lawsuit against the Company and CHDITN in the Circuit Court of Broward County, Florida, Case No. 11-000245-09, seeking payment of the principal of the Note in the amount of $140,000 plus unpaid interest, late charges, attorneys’ fees and court costs.  Despite the Company’s attempts to negotiate a settlement with Greentree, on April 11, 2011, Greentree filed for a default judgment against the Company seeking $140,000 in repayment of the principal amount of the Note plus $4,200 in unpaid interest, $7,000 in late charges, $1,441 in attorneys’ fees and $561 in court costs.  The Company believes that it has meritorious defenses against the lawsuit due to a failure of consideration, as well as significant counterclaims against Greentree and other outside advisors to the Company, in that the consulting services purportedly provided to the Company and its predecessors were negligent, defective and caused harm to the Company.  At this time, the Company cannot predict the ultimate outcome of this legal action.

23.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2010 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

As described above under Note 22(e), the Company is involved in litigation with Greentree Financial Group Inc.   On April 11, 2011, Greentree filed for a default judgment against the Company seeking $140,000 for repayment of the principal amount of the Note, plus $4,200 in unpaid interest, $7,000 in late charges, $1,441 in attorneys’ fees and $561 in court costs.