Form 10-Q
period 2011-03-31
DECOR PRODUCTS INTERNATIONAL, INC.
filed 2011-05-23
CIK 1435717

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of March 31, 2011:   6,866,122

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,035,560	$972,888
Restricted cash	761,023	-
Accounts receivable, trade	14,591,463	13,558,147
Inventories	753,740	342,015
Advances to suppliers	806,685	865,303
Deposits and prepayments	12,843	12,762
Total current assets	17,961,314	15,751,115

Non-current assets:
Plant and equipment, net	15,102,263	14,150,249
Construction in progress	5,438,646	6,172,668

TOTAL ASSETS	$38,502,223	$36,074,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,070,772	$369,832
Short-term bank borrowing	1,522,047	1,512,447
Current portion of long-term bank borrowings	-	71,673
Convertible notes, net	1,622,660	1,772,254
Promissory notes	405,000	405,000
Amount due to a related party	244,695	111,599
Income tax payable	257,418	382,620
Accrued liabilities and other payable	1,202,668	1,182,614
Total current liabilities	7,325,260	5,808,039

Long-term liabilities:
Long-term bank borrowings	1,065,433	1,058,713

Total liabilities	8,390,693	6,866,752

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,666,667 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 33,333,333 shares authorized; 6,866,122 shares issued and outstanding, respectively	6,866	6,866
Additional paid-in capital	2,126,130	2,126,130
Statutory reserve	1,393,213	1,393,213
Accumulated other comprehensive income	4,087,144	3,833,377
Retained earnings	22,498,177	21,847,694

Total stockholders’ equity	30,111,530	29,207,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,502,223	$36,074,032

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2011	2010

Revenues, net	$5,037,928	$5,267,893

Cost of revenue (inclusive of depreciation)	(3,505,777)	(3,181,044)

Gross profit	1,532,151	2,086,849

Operating expenses:
Sales and marketing	(295,797)	(284,161)
General and administrative	(247,494)	(276,790)

Total operating expenses	(543,291)	(560,951)

Income from operations	988,860	1,525,898

Other income (expense):
Interest income	314	671
Interest expense	(82,027)	(327,370)

Income before income taxes	907,147	1,199,199

Income tax expense	(256,664)	(392,817)

NET INCOME	$650,483	$806,382

Other comprehensive income:
- Foreign currency translation gain	253,767	5,630

COMPREHENSIVE INCOME	$904,250	$812,012

Net income per share – Basic	$0.09	$0.12
Net income per share – Diluted	$0.09	$0.11

Weighted average common share outstanding – Basic	6,866,122	6,866,122
Weighted average common share outstanding – Diluted	6,866,122	7,914,455

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$650,483	$806,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	681,366	294,161
Loss on disposal of plant and equipment	2,213	-
Interest expenses, non-cash	-	249,192
Changes in operating assets and liabilities:
Accounts receivable, trade	(944,488)	(285,469)
Advances to suppliers	63,923	1,036,081
Deposits and prepayments	-	117,154
Inventories	(408,356)	(261,175)
Accounts payable, trade	1,693,618	(103,226)
Income tax payable	(127,257)	(127,745)
Accrued liabilities and other payable	14,395	316,170

Net cash provided by operating activities	1,625,897	2,041,525

Cash flows from investing activities:
Payments on plant and equipment	(772,323)	-

Net cash used in investing activities	(772,323)	-

Cash flows from financing activities:
Change in restricted cash	(758,794)	-
Advance from (repayment to) a related party	186,852	(385,387)
Payment on convertible notes	(154,999)	-
Proceeds from long-term bank borrowings	-	1,023,986
Payment on short-term bank borrowing	-	(570,505)
Payment on long-term bank borrowings	(71,916)	(192,815)

Net cash used in financing activities	(798,857)	(124,721)

Effect of exchange rate changes on cash and cash equivalents	7,955	151

NET CHANGE IN CASH AND CASH EQUIVALENTS	62,672	1,916,955

BEGINNING OF PERIOD	972,888	777,332

END OF PERIOD	$1,035,560	$2,694,287

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$383,921	$520,562
Cash paid for interest	$55,680	$78,178

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity

Balance as of January 1, 2011	6,866,122	$6,866	$2,126,130	$1,393,213	$3,833,377	$21,847,694	$29,207,280

Net income for the period	-	-	-	-	-	650,483	650,483
Foreign currency translation adjustment	-	-	-	-	253,767	-	253,767
Balance as of March 31, 2011	6,866,122	$6,866	$2,126,130	$1,393,213	$4,087,144	$22,498,177	$30,111,530

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – ORGANIZATION AND BUSINESS BACKGROUND

Décor Products International, Inc. (“DCRD” or the “Company”) was organized under the laws of the State of Nevada on January 11, 2007 as Murals by Maurice, Inc. On July 1, 2009, the Company changed to its current name.

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

As of March 31, 2011, the Company defaulted on the repayment of convertible notes and promissory notes with an aggregate amount of $2,027,660, which became immediately due and payable. The continuation of the Company as a going concern through March 31, 2012 is dependent upon the continuing financial support from its stockholders or negotiation of repayment term. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due.

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

●	Restricted cash

The Company maintains certain amount of cash balance held by a financial institution in the PRC as collateral for banking facilities.

●	Accounts receivable

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

As of March 31, 2011 and December 31, 2010, the Company did not record an allowance for doubtful accounts.

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

As of March 31, 2011 and December 31, 2010, there was no allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three months ended March 31, 2011 and 2010 were $681,366 and $294,161, which included $679,169 and $250,322 in cost of revenue, respectively.

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

In accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and construction in progress held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

●	Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company derives revenues from the sales of furniture decorative paper and related products. The Company recognizes its revenues net of value-added taxes ("VAT"). The Company is subject to VAT which is levied on the majority of the products at the standard rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. The Company experienced no material product returns and recorded no reserve for sales returns for the three months ended March 31, 2011 and 2010.

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

For the three months ended March 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2011	March 31, 2010
Period-end RMB:US$1 exchange rate	6.5701	6.8361
Period average RMB:US$1 exchange rate	6.5894	6.8360

●	Related parties

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

The carrying value of the Company’s financial instruments: cash, accounts receivable, advances to suppliers, deposits and prepayments, accounts payable, income tax payable, amount due to a related party, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term and long-term bank borrowings approximate at its carrying amount. The fair value of convertible notes and promissory notes is disclosed in Note 5 and 6.

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

☐	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

☐	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and; and

☐
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

NOTE 5 – CONVERTIBLE NOTES

At March 31, 2011 and December 31, 2010, the carrying value of the convertible notes payable was $1,622,660 and $1,772,254, respectively and the debt discount was fully amortized.

During the three months ended March 31, 2011, the Company made the partial repayment of $154,999 to Mr. Zhuang. The unpaid portion of convertible notes was matured and became overdue. In the event that the Company cannot pay the convertible note when due, an event of default would occur. The default interest shall be subject to 16%, if the Company has failed to make payments of interest and principal on the maturity date. Ms. Shi and Mr. Zhuang shall have rights to keep the proceeds from the sales of the pledge and the Shares to the extent of the unpaid interest and principal of the convertible notes. Ms. Shi and Mr. Zhuang shall have recourse for the outstanding balance.

As of March 31, 2011, the convertible notes became immediately due and the Company has been in negotiations with the holders of the convertible notes, but has not yet reached an agreement as to repayment schedule.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

As of March 31, 2011, the promissory notes became immediately due and the Company has been in negotiations with the holders of the promissory notes, but has not yet reached an agreement as to repayment schedule.

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

NOTE 7 – AMOUNT DUE TO A RELATED PARTY

As of March 31, 2011 and December 31, 2010, amount due to a related party represented temporary advances made by Mr. Liu, the director of the Company, which was unsecured, interest-free with no fixed repayment term.

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLE

	March 31, 2011	December 31, 2010

VAT payable	$90,126	$77,782
Accrued payroll and benefit costs	575,137	541,454
Accrued operating expenses	471,242	554,613
Other payable	66,163	8,765
	$1,202,668	$1,182,614

NOTE 9 – LONG-TERM BANK BORROWINGS

Long-term bank borrowings consisted of the following:

	March 31, 2011	December 31, 2010

Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB0 (2010: RMB297,197) with effective interest rate ranging from 7.02% to 9.83% per annum, payable monthly, due January 16, 2011, collateralized by certain plant and machinery	$-	$44,950

Equivalent to RMB0 (2010: RMB176,685) with effective interest rate ranging from 7.02% to 9.83% per annum, payable monthly, due January 17, 2011, collateralized by certain plant and machinery	-	26,723

Equivalent to RMB7,000,000 with effective interest rate at 5.85% per annum, payable monthly, due March 8, 2015, guaranteed and secured by the director, Mr. Liu and restricted cash	1,065,433	1,058,713

Total long-term bank borrowings	1,065,433	1,130,386

Less: current portion	-	(71,673)

Total long-term bank borrowings	$1,065,433	$1,058,713

As of March 31, 2011, the minimum future payments of the aggregate bank borrowings in the next five years are as follows:

Year ending March 31:
2012	$-
2013	332,732
2014	354,662
2015	378,039

Total borrowings	$1,065,433

NOTE 10 – STOCKHOLDERS’ EQUITY

(a)	Common stock

As of March 31, 2011, the Company had a total of 6,866,122 shares of its common stock issued and outstanding.

(b)	Warrants

As of March 31, 2011, the Company has 1,048,333 shares of outstanding warrants at the weighted-average exercise price of $3.15. There was no movement during the three months ended March 31, 2011. The Company measured the fair value of warrants on the grant date using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.31%-0.37%
Dividend yield	0%

NOTE 11 – INCOME TAXES

For the three months ended March 31, 2011 and 2010, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Three months ended March 31,
	2011	2010
Tax jurisdictions from:
- Local	$(85,666)	$(250,242)
- Foreign	992,813	1,449,441

Income before income taxes	$907,147	$1,199,199

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

British Virgin Island

Under the current BVI law, Wide Broad is not subject to tax on its income or profits. For the three months ended March 31, 2011 and 2010, Wide Broad suffered from an operating loss of $0 and $96,064, respectively.

The PRC

The Company generated its income from a subsidiary operating in the PRC for the three months ended March 31, 2011 and 2010. CHDITN is subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

A reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011	2010

Income before income taxes	$992,813	$1,545,505
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	248,203	386,376

Tax effect of non-taxable items	8,461	6,441

Income tax expense	$256,664	$392,817

No provision for deferred tax assets or liabilities has been made, since the Company has no material temporary difference between the tax bases of assets and liabilities and their carrying amounts.

NOTE 12 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2011 and 2010, there was no single customer who accounted for 10% or more of the Company’s revenues.

(b)	Major vendors

For the three months ended March 31, 2011 and 2010, there was a single vendor who accounted for 30% of the Company’s purchases amounting to $1,521,383 with accounts payable of $0.

For the three months ended March 31, 2010, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

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

The Company’s subsidiary in the PRC is committed under several non-cancelable operating leases of office premises and manufacturing facility with a term of 10 years with fixed monthly rentals, due through December 31, 2020. Total rent expense for the three months ended March 31, 2011 and 2010 was $59,186 and $57,608, respectively.

As of March 31, 2011, the Company has future minimum rental payments due under non-cancelable operating leases in the next five years and thereafter, as follows:

Year ending March 31:
2012	$217,792
2013	217,792
2014	217,792
2015	245,016
2016	245,016
Thereafter	770,240

Total	$1,913,648

(b)	Capital commitment

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for the production of laminated boards. The construction is expected to be completed in the fourth quarter of 2011. Total estimated construction costs are approximately $30 million.

As of March 31, 2011, the Company has the aggregate contingent payments of approximately $2.7 million to the third party contractors and equipment vendors in the next twelve months.

(c)	Guarantees

As of March 31, 2011, the Company, through its subsidiary is contingently liable as guarantor with respect to the maximum exposure of $4,537,342 (equivalent to RMB30,000,000) to a unrelated third party, Dongguan XiaoYuanDing Technology Co., Ltd (“DXT”) on a cross-guarantee basis. The term of these guarantees are commenced for 2 years, expiry in October 2012. At any time from the date of guarantees, should DXT fail to make its due debt payments, the Company will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

In accordance with ASC 460-10, “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. The Company did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of March 31, 2011, the Company has not recorded any liabilities under these guarantees.

(d)	Unused available line of credit

The Company has a credit facility with Industrial Bank Co., Ltd totaling $4,537,342 (equivalent to RMB30 million), including short-term bank borrowings and bills payable, under which the Company may borrow on an unsecured and cross-guarantee basis in a term of 2 years, expiry in October 2012. As of March 31, 2011, the Company has the unused available line of credit totaling $1,522,047 on a cross-guarantee basis.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as our management’s assumptions and beliefs.  Statements that contain words like “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, or variations of such words and similar expressions are forward-looking statements.  In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.  There can be no assurance that forward-looking statements will be achieved, and actual results could differ materially from those expressed or implied by forward-looking statements.  Important factors that could cause actual results to differ materially include those discussed under “Risk Factors” in our Annual Report on From 10-K for the year ended December 31, 2010.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

We regularly evaluate our estimates, assumptions and judgments and make changes accordingly. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals, stock-based compensation, inventories, deferred costs, income taxes, impairment of long-lived assets and valuation and impairment of investments have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011

	For the three months ended March 31,
	2011	2010
Revenues, net	$5,037,928	$5,267,893
Cost of Revenue:	$3,505,777	$3,181,044
Operating Expenses:	$543,291	$560,951
Income from Operations:	$988,860	$1,525,898
Interest Expense:	$82,027	$327,370
Income Taxes:	$256,664	$392,817
Net Income:	$650,483	$806,382
Other Comprehensive Income:	$253,767	$5,630
Total Comprehensive Income:	$904,250	$812,012

Revenues

We generated net revenues, or sales, of $5,034,928 and $5,267,893 for the three months ended March 31, 2011 and 2010, respectively. Our net revenues were due primarily to the sales of our décor paper.  The decrease in sales by $232,965 in the first quarter of 2011, compared to the same period in 2010, was due primarily to a decline in sales of our décor paper.

After the commencement of operations of our new production line for laminated board, which is expected to be completed in the fourth quarter of 2011, we expect that our sale and profitability will grow steadily, due to our core production switching from décor paper to laminated board.

Cost of Revenue

Cost of revenue primarily includes cost of supplies to manufacture our décor paper and the allocation of direct manufacturing overhead. We incurred $3,505,777 and $3,181,044 in cost of sales, or 69.63% and 60.39% of sales, during the three months ended March 31, 2011 and 2010, respectively. Cost of revenue as a percentage of net revenues increased during the first quarter of 2011, mainly due to an increase in the purchase price of raw materials, ink and paper.

Operating Expenses

The following table summarizes our operating expenses during the period indicated:

	Three months ended March 31,
	2011	% of net sales	2011	% of net sales

Sales and marketing	$295,797	5.9%	$284,161	5.4%
General and Administrative	247,494	4.9%	276,790	5.2%
Total net operating expenses	$543,291	10.8%	$560,951	10.6%

We incurred operating expenses of $543,291 and $560,951 for the three months ended March 31, 2011 and 2010, respectively. The decrease in operating expenses during the three months ended March 31, 2011 was mainly due primarily to a consulting fee of $62,766 incurred in the first quarter in 2010 in connection with investor relations activities, but no such cost was incurred in the 2011 quarter.

Interest Expense

We incurred interest expense of $82,027 and $327,370 for the three months ended March 31, 2011 and 2010, respectively. The decrease in interest expense in 2011 compared with 2010 was primary due to amortization of debt discount arising from convertible notes payable in first quarter of 2010, but no such amortization was incurred in the first quarter of 2011.

Income Tax Expense

We incurred income taxes of $256,664 and $392,817 for the three months ended March 31, 2011 and 2010 respectively. The decrease in income tax expense in 2011 was due primarily to a decrease in taxable income in the first quarter of 2011.

Net Income

We generated net income of $650,483 and $806,382 for the three months ended March 31, 2011 and 2010, respectively. The decrease in net income in the 2011 quarter was due primarily to a decline in income from operations, which was caused by a decline in our sales of décor paper and an increase in our cost of revenue in the first quarter of 2011 compared to the same quarter of 2010.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

Cash flows provided by operating activities were $1,625,897 and $2,041,525 for the three months ended March 31, 2011 and 2010, respectively. Positive cash flows from operations for the three months ended March 31, 2011 resulted primarily from our net income of $650,483, a decrease in advances to suppliers by $63,923, a increase in accounts payable by $1,693,618, and an increase in accrued liabilities and other payables by $14,395, partially offset by increases in accounts receivable and inventories of $944,488 and $408,356 respectively, plus a decrease in income tax payable of $127,257. Positive cash flows from operations for the three months ended March 31, 2010 were due primarily to net income of $806,382, a decrease in advances to suppliers of $1,036,081, a decrease in deposits and prepayments of $117,154 and an increase in accrued liabilities and other payable of $316,170, partially offset by the increases in accounts receivable and inventories of $285,469 and $261,175, respectively, plus a decrease in accounts payable and income tax payable of $103,226 and $127,745, respectively.

Cash flows used in investing activities were $772,323 for the three months ended March 31, 2011 and zero during the three months ended March 31, 2010. The cash flows used in investments for the three months ended March 31, 2011 were due to the payments of $772,323 to acquire plant and equipment.

Cash flows used in financing activities were $798,857 and 124,721 during the three months ended March 31, 2011 and 2010 respectively. Cash outflows during the three months ended March 31, 2011 were due primarily to an increase in restricted cash of $758,794, and the repayment to convertible note holders of $154,999, and the payments on bank borrowings of $71,916, offset by an advance from a related party of $ 186,852. Cash inflows during the three months ended March 31, 2010 were due primarily to the repayment to a related party of $385,387, and the payments on bank borrowings of total $763,320, offset by the proceeds from long-term bank borrowings of $1,023,986.

Liquidity

We project that we will need additional capital to fund operations over the next 6 months. We anticipate we will need an additional $2,000,000 per year in 2011 and 2012.

Overall, we have funded our cash needs from inception through March 31, 2011 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $1,035,560 on hand as of March 31, 2011. Currently, we have enough cash to fund our operations for about six months. This is based on an assumed continuation of our current cash flows from operating activities and financing activities, positive working capital and projected revenues and a favorable outcome of our ongoing negotiations with the holders of our outstanding convertible notes which have matured.  However, if our actual revenues fall short of needed capital or we are unable to resolve our negotiations with our note holders with either a conversion into shares or extension of the terms of the convertible notes, we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $2,000,000 per year starting in 2011. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us.

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

Demand for our products and services will depend on, among other things, market acceptance of our products, the décor paper and laminated board market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recessionary periods.

Off-balance sheet arrangements

At March 31, 2011, we had no off-balance sheet arrangements

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at March 31, 2011  were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years

Operating leases	$1,913,648	$217,792	$435,584	$490,032	$770,240
Purchase commitments	2,700,000	2,700,000	-	-	-
Total	$4,613,648	$2,917,792	$435,584	$490,032	$770,240

Operating leases

We lease certain facilities under non-cancelable operating leases that expire at various dates beyond 2015.

Purchase commitments

The Company is committed under a number of agreements with independent contractors or suppliers in relation to the construction of the new manufacturing facility for laminated boards. Construction is expected to be completed in the forth quarter of 2011. Total estimated construction costs are approximately $30 million. As of March 31, 2011, the Company has aggregate contingent payments of approximately $2.7 million to third party contractors and equipment vendors in the next twelve months.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company previously reported a lawsuit filed against the Company and its subsidiary CHDITN on or about January 5, 2011 by Greentree Financial Group Inc. (“Greentree”) in the Circuit Court of Broward County, Florida, Case No. 11-000245-09, seeking repayment of the principal of a $140,000 promissory note plus unpaid interest, late charges, attorneys’ fees and court costs.  There have been no material developments involving this litigation.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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

DÉCOR PRODUCTS INTERNATIONAL, INC.

Date: May 23, 2011	By:	/s/ Rui Sheng Liu
Rui Sheng Liu President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002