Form 10-Q
period 2011-06-30
DECOR PRODUCTS INTERNATIONAL, INC.
filed 2011-08-22
CIK 1435717

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

Number of shares of common stock outstanding as of June 30, 2011:   6,866,122

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION	3

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months ended June 30, 2011 and 2010	4
Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010	5
Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2011	6
Notes to Condensed Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4. CONTROLS AND PROCEDURES	25

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	26

ITEM 1A. RISK FACTORS	26

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	26

ITEM 4. REMOVED AND RESERVED	26

ITEM 5. OTHER INFORMATION	26

ITEM 6. EXHIBITS	26

SIGNATURES	27

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$746,543	$972,888
Restricted cash	773,515	-
Accounts receivable, trade	15,366,016	13,558,147
Inventories	413,458	342,015
Advances to suppliers	386,757	865,303
Deposits and prepayments	13,054	12,762
Total current assets	17,699,343	15,751,115

Non-current assets:
Plant and equipment, net	14,701,912	14,150,249
Construction in progress	8,040,292	6,172,668
TOTAL ASSETS	$40,441,547	$36,074,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$2,070,618	$369,832
Short-term bank borrowings	1,547,029	1,512,447
Current portion of long-term bank borrowings	82,536	71,673
Convertible notes	1,593,367	1,772,254
Promissory notes	405,000	405,000
Amount due to a related party	107,819	111,599
Income tax payable	377,633	382,620
Accrued liabilities and other payable	1,394,511	1,182,614
Total current liabilities	7,578,513	5,808,039

Long-term liabilities:
Long-term bank borrowings	1,000,385	1,058,713

Total liabilities	8,578,898	6,866,752

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,666,667 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 33,333,333 shares authorized; 6,866,122 shares issued and outstanding, respectively	6,866	6,866
Additional paid-in capital	2,126,130	2,126,130
Statutory reserve	1,393,213	1,393,213
Accumulated other comprehensive income	4,772,239	3,833,377
Retained earnings	23,564,201	21,847,694

Total stockholders’ equity	31,862,649	29,207,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,441,547	$36,074,032

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues, net	$5,806,130	$7,611,445	$10,844,058	$12,880,324

Cost of revenue (inclusive of depreciation)	(3,797,506)	(4,442,311)	(7,303,283)	(7,623,951)

Gross profit	2,008,624	3,169,134	3,540,775	5,256,373

Operating expenses:
Sales and marketing	(228,961)	(321,815)	(524,758)	(606,029)
General and administrative	(223,065)	(267,481)	(470,559)	(544,321)
Total operating expenses	(452,026)	(589,296)	(995,317)	(1,150,350)

Income from operations	1,556,598	2,579,838	2,545,458	4,106,023

Other income (expense):
Interest income	792	734	1,106	1,405
Interest expense	(116,258)	(330,417)	(198,285)	(657,801)

Income before income taxes	1,441,132	2,250,155	2,348,279	3,449,627

Income tax expense	(375,108)	(670,864)	(631,772)	(1,063,755)

NET INCOME	1,066,024	1,579,291	$1,716,507	$2,385,872

Other comprehensive income:
- Foreign currency translation gain	685,095	7,444	938,862	156,008

COMPREHENSIVE INCOME	$1,751,119	$1,586,735	$2,655,369	$2,541,880

Net income per share – Basic	$0.16	$0.23	$0.25	$0.35
Net income per share – Diluted	$0.13	$0.20	$0.22	$0.30

Weighted average common share outstanding – Basic	6,866,122	6,866,122	6,866,122	6,866,122
Weighted average common share outstanding – Diluted	7,914,455	7,914,455	7,914,455	7,914,455

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,716,507	$2,385,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,357,585	625,493
Loss on disposal of plant and equipment	2,227	-
Interest expenses, non-cash	-	497,864
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,478,600)	(259,270)
Advances to suppliers	491,923	158,646
Deposits and prepayments	-	138,493
Inventories	(62,806)	(578,831)
Accounts payable, trade	1,670,569	364,749
Income tax payable	(13,559)	150,203
Accrued liabilities and other payable	190,010	402,415

Net cash provided by operating activities	3,873,856	3,885,634

Cash flows from investing activities:
Payments on plant and equipment	(809,209)	(1,150,512)
Payments on construction in progress	(2,480,071)	(2,367,731)

Net cash used in investing activities	(3,289,280)	(3,518,243)

Cash flows from financing activities:
Change in restricted cash	(763,569)	-
Advance from (repayment to) a related party	189,880	(314,906)
Payment on convertible notes	(186,517)	-
Proceeds from long-term bank borrowings	-	1,024,179
Payments on short-term bank borrowing	-	(570,614)
Payments on long-term bank borrowings	(72,368)	(716,647)

Net cash used in financing activities	(832,574)	(577,988)

Effect of exchange rate changes on cash and cash equivalents	21,653	2,467

NET CHANGE IN CASH AND CASH EQUIVALENTS	(226,345)	(208,130)

BEGINNING OF PERIOD	972,888	777,332

END OF PERIOD	$746,543	$(569,202)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$645,331	$913,552
Cash paid for interest	$140,418	$159,937

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional paid-in	Statutory	Accumulated other comprehensive	Retained	Total stockholders’
	No. of shares	Amount	capital	reserve	income	earnings	equity
Balance as of January 1, 2011	6,866,122	$6,866	$2,126,130	$1,393,213	$3,833,377	$21,847,694	$29,207,280

Net income for the period	-	-	-	-	-	1,716,507	1,716,507

Foreign currency translation adjustment	-	-	-	-	938,862	-	938,862
Balance as of June 30, 2011	6,866,122	$6,866	$2,126,130	$1,393,213	$4,772,239	$23,564,201	$31,862,649

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 - ORGANIZATION AND BUSINESS BACKGROUND

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

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2011, the Company defaulted on the repayment of convertible notes and promissory notes with an aggregate amount of $1,998,367, which became immediately due and payable. The continuation of the Company as a going concern through June 30, 2012 is dependent upon the continuing financial support from its stockholders or negotiation of repayment term. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

As of June 30, 2011 and December 31, 2010, the Company did not record an allowance for doubtful accounts.

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

As of June 30, 2011 and December 31, 2010, there was no allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the three months ended June 30, 2011 and 2010 were $676,219 and $331,332, which included $645,595 and $369,494 in cost of revenue, respectively.

Depreciation expense for the six months ended June 30, 2011 and 2010 were $1,357,585 and $625,493, which included $1,324,764 and $619,816 in cost of revenue, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

The Company derives revenues from the sales of furniture decorative paper and related products. The Company recognizes its revenues net of value-added taxes ("VAT"). The Company is subject to VAT which is levied on the majority of the products at the standard rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. The Company experienced no material product returns and recorded no reserve for sales returns for the three and six months ended June 30, 2011 and 2010.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

For the three and six months ended June 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

As of June 30, 2011, the Company has 1,048,333 shares of outstanding warrants at the weighted-average exercise price of $3.15. There was no movement during the six months ended June 30, 2011.

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:
	June 30, 2011	June 30, 2010
Period-end RMB:US$1 exchange rate	6.4640	6.8086
Period average RMB:US$1 exchange rate	6.5482	6.8348

●	Related parties

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

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term and long-term bank borrowings approximate at their carrying amounts. The fair value of convertible notes and promissory notes approximate at their carrying amounts.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

NOTE 5 – CONVERTIBLE NOTES

At June 30, 2011 and December 31, 2010, the carrying value of the convertible notes payable was $1,593,367 and $1,772,254, respectively and the debt discount was fully amortized.

During the six months ended June 30, 2011, the Company made the partial repayment of $186,517 to Mr. Zhuang. The unpaid portion of convertible notes was matured and became overdue. In the event that the Company cannot pay the convertible note when due, an event of default would occur. The default interest shall be subject to 16%, if the Company has failed to make payments of interest and principal on the maturity date. Ms. Shi and Mr. Zhuang shall have rights to keep the proceeds from the sales of the pledge and the Shares to the extent of the unpaid interest and principal of the convertible notes. Ms. Shi and Mr. Zhuang shall have recourse for the outstanding balance.

As of June 30, 2011, the convertible notes became immediately due and the Company has been in negotiations with the holders of the convertible notes, but has not yet reached an agreement as to repayment schedule.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

As of June 30, 2011, the promissory notes became immediately due and the Company has been in negotiations with the holders of the promissory notes, but has not yet reached an agreement as to repayment schedule.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

 NOTE 7 - AMOUNT DUE TO A RELATED PARTY

As of June 30, 2011 and December 31, 2010, amount due to a related party represented temporary advances made by Mr. Liu, the director of the Company, which was unsecured, interest-free with no fixed repayment term.

NOTE 8 - ACCRUED LIABILITIES AND OTHER PAYABLE

	June 30, 2011	December 31, 2010

VAT payable	$198,982	$77,782
Accrued payroll and benefit costs	651,002	541,454
Accrued operating expenses	521,922	554,613
Other payable	22,605	8,765
	$1,394,511	$1,182,614

NOTE 9  - LONG-TERM BANK BORROWINGS

Long-term bank borrowings consisted of the following:

	June 30, 2011	December 31, 2010

Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB0 (2010: RMB297,197) with effective interest rate ranging from 7.02% to 9.83% per annum, payable monthly, due January 16, 2011, collateralized by certain plant and machinery	$-	$44,950

Equivalent to RMB0 (2010: RMB176,685) with effective interest rate ranging from 7.02% to 9.83% per annum, payable monthly, due January 17, 2011, collateralized by certain plant and machinery	-	26,723

Equivalent to RMB7,000,000 with effective interest rate at 5.85% per annum, payable monthly, due March 8, 2015, guaranteed and secured by the director, Mr. Liu and restricted cash	1,082,921	1,058,713

Total long-term bank borrowings	1,082,921	1,130,386

Less: current portion	(82,536)	(71,673)

Total long-term bank borrowings	$1,000,385	$1,058,713

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

As of June 30, 2011, the minimum future payments of the aggregate bank borrowings in the next five years are as follows:

Year ending June 30:
2012	$82,536
2013	343,633
2014	366,282
2015	290,470

Total borrowings	$1,082,921

NOTE 10 – INCOME TAXES

For the six months ended June 30, 2011 and 2010, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Six months ended June 30,
	2011	2010
Tax jurisdictions from:
- Local	$(18,426)	$(516,864)
- Foreign	2,366,705	3,966,491
Income before income taxes	$2,348,279	$3,449,627

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

British Virgin Island

Under the current BVI law, Wide Broad is not subject to tax on its income or profits. For the six months ended June 30, 2011 and 2010, Wide Broad suffered from an operating loss of $151,047 and $171,856, respectively.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The PRC

The Company generated its income from a subsidiary operating in the PRC for the six months ended June 30, 2011 and 2010, which is subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

A reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2011 and 2010 is as follows:

	Six months ended June 30,
	2011	2010

Income before income taxes	$2,517,752	$4,138,347
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	629,438	1,034,587

Tax effect of non-taxable items	2,334	29,168
Income tax expense	$631,772	$1,063,755

No provision for deferred tax assets or liabilities has been made, since the Company has no material temporary difference between the tax bases of assets and liabilities and their carrying amounts.

NOTE 11 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended June 30, 2011 and 2010, there was no single customer who accounted for 10% or more of the Company’s revenues.

(b)         Major vendors

For the three and six months ended June 30, 2011, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended June 30, 2011		June 30, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade
Vendor A		$675,758	27%	$163,047
Vendor B		376,469	15%	-
Vendor C		367,001	15%	-
Vendor D		360,395	14%	93,506

	Total:	$1,779,623	71%	$256,553

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

		Six months ended June 30, 2011		June 30, 2011
Vendor		Purchases	Percentage of purchases	Accounts payable, trade
Vendor A		$2,206,713	40%	$163,047
Vendor B		751,058	14%	-
Vendor C		592,865	11%	-
Vendor D		607,788	11%	93,506
Vendor E		555,579	10%	-

	Total:	$4,714,003	86%	$256,553

For the three and six months ended June 30, 2010, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended June 30, 2010		June 30, 2010
Vendor		Purchases	Percentage of purchases	Accounts payable, trade
Vendor C		$930,245	23%	$-
Vendor D		634,481	16%	-
Vendor F		518,203	13%	294,746
Vendor G		395,369	10%	-

	Total:	$2,478,298	62%	$294,746

		Six months ended June 30, 2010		June 30, 2010
Vendor		Purchases	Percentage of purchases	Accounts payable, trade
Vendor C		$1,499,754	22%	$-
Vendor D		1,090,414	16%	-
Vendor F		805,382	12%	294,746

	Tota;:	$3,395,550	50%	$294,746

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company’s subsidiary in the PRC is committed under several non-cancelable operating leases of office premises and manufacturing facility with a term of 10 years with fixed monthly rentals, due through December 31, 2020. Total rent expense for the six months ended June 30, 2011 and 2010 was $83,308 and $105,728, respectively.

As of June 30, 2011, the Company has future minimum rental payments due under non-cancelable operating leases in the next five years and thereafter, as follows:

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Year ending June 30:
2012	$222,772
2013	222,772
2014	236,696
2015	250,619
2016	250,619
Thereafter	723,082

Total	$1,906,560

(b)  Capital commitment

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for the production of laminated boards. The construction is expected to be completed in the fourth quarter of 2011. As of June 30, 2011, the Company has the aggregate contingent payments of approximately $0.2 million to the third party contractors and equipment vendors in the next twelve months.

(c)  Guarantees

As of June 30, 2011, the Company, through its subsidiary is contingently liable as guarantor with respect to the maximum exposure of $4,537,342 (equivalent to RMB30,000,000) to a unrelated third party, Dongguan XiaoYuanDing Technology Co., Ltd (“DXT”) on a cross-guarantee basis. The term of these guarantees are commenced for 2 years, expiry in October 2012. At any time from the date of guarantees, should DXT fail to make its due debt payments, the Company will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

In accordance with ASC 460-10, “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. The Company did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of June 30, 2011, the Company has not recorded any liabilities under these guarantees.

(d)  Unused available line of credit

The Company has a credit facility with Industrial Bank Co., Ltd totaling $4,537,342 (equivalent to RMB30 million), including short-term bank borrowings and bills payable, under which the Company may borrow on an unsecured and cross-guarantee basis in a term of 2 years, expiry in October 2012. As of June 30, 2011, the Company has the unused available line of credit totaling $1,522,047 on a cross-guarantee basis.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2011 through the date of the condensed financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as our management’s assumptions and beliefs.  Statements that contain words like “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, or variations of such words and similar expressions are forward-looking statements.  In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.  There can be no assurance that forward-looking statements will be achieved, and actual results could differ materially from those expressed or implied by forward-looking statements.  Important factors that could cause actual results to differ materially include those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 4 of notes to our condensed consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenues, net	$5,806,130	$7,611,445	$10,844,058	$12,880,324
Cost of Revenue:	$3,797,506	$4,442,311	$7,303,283	$7,623,951
Operating Expenses:	$452,026	$589,296	$995,317	$1,150,350
Income from Operations:	$1,556,598	$2,579,838	$2,545,458	$4,106,023
Interest Expenses:	$116,258	$330,417	$198,285	$657,801
Income Taxes:	$375,108	$670,864	$631,772	$1,063,755
Net Income:	$1,066,024	$1,579,291	$1,716,507	$2,385,872
Other Comprehensive Income:	$685,095	$7,444	$938,862	$156,008
Total Comprehensive Income:	$1,751,119	$1,586,735	$2,655,369	$2,541,880

Revenues

We generated net revenues of $5,806,130 and $10,844,058 for the three and six months ended June 30, 2011, respectively, compared to net revenues of $7,611,445 and $12,880,324 for the same periods ended June 30, 2010, respectively. The decreases in sales revenues by $1,805,315 and 2,036,266 in the second quarter and first six months of 2011 respectively, compared to the same periods in 2010, were due primarily to the decline in sales of our décor paper.

In 2011 and beyond, after the commencement of our new production line for laminated boards which is expected to be completed in the fourth quarter of 2011, we expect that our net sale revenues will grow steadily from fourth quarter of 2011 due to our core production switching from the decor paper to laminated board, which we believe is considerably more profitable.

Cost of Revenue

Cost of revenue primarily includes cost of supplies to manufacture our décor paper. We had $3,797,506 and $4,442,311 in cost of revenue, or 65.4% and 58.4% of revenues, during the three months ended June 30, 2011 and 2010, respectively. The cost of revenue as a percentage of revenues increased during the second quarter of 2011 mainly due to increase in purchase price of raw materials, ink and paper.

During the six months ended June 30, 2011 and 2010, we had $7,303,283 and $7,623,951 in cost of revenue, or 67.3% and 59.2% of revenues, respectively. The cost of revenue as a percentage of revenues increased due to due to increase in purchase price of raw materials, ink and paper.

Operating Expenses

The following table summarizes our operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2011	% of net sales	2010	% of net sales	2011	% of net sales	2010	% of net sales
	(in thousands)				(in thousands)
Sales and marketing	$228.96	4.0%	$321.82	4.2%	$524.76	4.9%	$606.03	4.7%
General and Administrative	223.07	3.8%	267.48	3.5%	470.56	4.3%	544.32	4.2%
Total net operating expenses	$452.03	7.8%	$589.30	7.7%	$995.32	9.2%	$1,150.35	8.9%

We had operating expenses of $452,026 and $995,317 for the three and six months ended June 30, 2011, respectively, compared to the operating expenses of $589,296 and $1,150,350 for the same periods ended June 30, 2010, respectively. The slightly decrease in operating expenses during the second quarter of 2011 was primary due to decrease in sales and marketing expenses, which was decrease in line with decline in sales. The decrease in operating expenses during the six months ended June 30, 2011 was due primarily to decrease in sales and marketing expenses, which was decrease in line with decline in sales and a consulting fee of $62,766 incurred in the first quarter of 2010 in connection with investor relationship but not such expense was incurred in the same period in 2011.

Interest Expense

We had interest expenses of $116,258 and $198,285 for the three and six months ended June 30, 2011, respectively, compared to the interest expenses of $330,417 and $657,801 for the same periods ended June 30, 2010, respectively. The significant decrease in interest expenses was primary due to amortization of debt discount arising from convertible notes payable in the first and second quarter of 2010, but no such amortization was incurred in the same periods of 2011.

Income Tax Expense

We had income taxes of $375,108 and $631,772 for the three and six months ended June 30, 2011, respectively, compared to the income taxes of $670,864 and $1,063,755 for the same periods ended June 30, 2010, respectively. The decrease in income tax expense in the second quarter compared and first six months of 2011, as compared with the same periods of 2010 was primarily due to decrease an in taxable income.

Net Income

We generated net income of $1,066,024 and $1,716,507 for the three and six months ended June 30, 2011, respectively, compared to the net income of $1,579,291 and $2,385,872 for the same periods ended June 30, 2010, respectively.

The decrease in net income in the second quarter and first six months of 2011 compared to the same periods in 2010 was due primarily due to a decline in income from operations, which was caused by a decline in our sales of our décor paper and an increase in our cost of revenue in the first quarter and first six months of 2011 compared to the same periods of 2010.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

Cash flows provided by operating activities were $3,873,856 and $3,885,634 for the six months ended June 30, 2011 and 2010, respectively. Positive cash flows from operations for the six months ended June 30, 2011 resulted primarily from our net income of $1,716,507, an increase in advances to suppliers, accounts payable, accrued liabilities and other payables by $491,923, $1,670,569 and $190,010, respectively, partially offset by increases in accounts receivable and inventories of $1,478,600 and $62,806 respectively, plus a decrease in income tax payable by $13,559. Positive cash flows from operations for the six months ended June 30, 2010 resulted primarily from our net income of $2,385,872, an increase in advances to suppliers, accounts payable, income tax payable and accrued liabilities of $158,646, $364,749, $150,203, $402,415 respectively, a decrease in deposits and prepayments by $138,493, partially offset by the increases in accounts receivable and inventories by $259,270 and $578,831 respectively.

Cash flows used in investing activities were $3,289,280 and $3,518,243 for the six months ended June 30, 2011 and 2010, respectively. The cash flows used in investments for the six months ended June 30, 2011 was due to the payments of $809,209 to acquire plant and equipment and $2,480,071 to construction in progress. The cash flows used in investments for the six months ended June 30, 2010 was primary due to the payment of $1,150,512 to acquire plant and equipment and $ 2,367,731 to construction in progress.

Cash flows used in financing activities were $832,574 and $577,988 during the six months ended June 30, 2011 and 2010, respectively. Cash outflows during the six months ended June 30, 2011 were due primarily to an increase in restricted cash of $763,569, the payments on convertible notes and bank borrowings of $186,517 and 72,368 respectively, offset by an advance from a related party of $189,880. Cash outflows during the six months ended June 30, 2010 were due primarily to the proceeds from bank borrowing $1,024,179, offset by payments on bank borrowings of $1,287,261 and repayment to a related party of $314,906.

Liquidity

We project that we will need additional capital to fund operations over the next 6 months. We anticipate we will need an additional $2,000,000 per year in 2011 and 2012.

Overall, we have funded our cash needs from inception through June 30, 2011 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $746,543 on hand as of June 30, 2011. Currently, we have enough cash to fund our operations for about six months. This is based on an assumed continuation of our current cash flows from operating activities and financing activities, positive working capital and projected revenues and a favorable outcome of our ongoing negotiations with the holders of our outstanding convertible notes which have matured.   However, if our actual revenues fall short of needed capital or we are unable to resolve our negotiations with our note holders with either a conversion into shares or extension of the terms of the convertible notes, we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $2,000,000 per year starting in 2011. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us.

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

Demand for products and services will depend on, among other things, market acceptance of our products, the décor paper market and laminated board market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

Off-balance sheet arrangements

At June 30, 2011, we had no off-balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at June 30, 2011 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years

Operating leases	$1,906,560	$222,772	$459,468	$501,238	$723,082
Purchase commitments	200,000	200,000	-	-	-
Total	$2,106,560	$422,772	$459,468	$501,238	$723,082

Operating leases

We lease certain facilities under non-cancelable operating leases that expire at various dates beyond 2015.

Purchase commitments

The Company is committed under a number of agreements with independent contractors or suppliers in relation to the construction of the new manufacturing facility for the production of laminated boards. The construction is expected to be completed in the fourth quarter of 2011. As of June 30, 2011, the Company has aggregate contingent payments of approximately $0.2 million to the third party contractors and equipment vendors in the next twelve months.

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

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DÉCOR PRODUCTS INTERNATIONAL, INC.

Date: August 22, 2011	By:	/s/ Rui Sheng Liu
Rui Sheng Liu President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document *

* To be filed by amendment