Form 10-Q/A
period 2011-06-30
DECOR PRODUCTS INTERNATIONAL, INC.
filed 2011-09-14
CIK 1435717

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Company's  Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011  (the “Form 10-Q”), is  to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Additionally, the Company is slighty revising its Results of  Operations for the Three and Six Months ended June 30, 2011 and 2010 on page 22 of this Amendment No. 1. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

We had operating expenses of $452,026 and $995,317 for the three and six months ended June 30, 2011, respectively, compared to the operating expenses of $589,296 and $1,150,350 for the same periods ended June 30, 2010, respectively. The slight decrease in operating expenses during the second quarter of 2011 was primary due to decrease in sales and marketing expenses, which decrease was  in line with decline in sales. The decrease in operating expenses during the six months ended June 30, 2011 was due primarily to decrease in sales and marketing expenses, which decrease was  in line with decline in sales and a consulting fee of $62,766 incurred in the first quarter of 2010 in connection with investor relationship did not recur in the same period in 2011.

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

Liquidity and Capital Resources

Balance Sheet and Cash Flows

Cash flows provided by operating activities were $3,873,856 and $3,885,634 for the six months ended June 30, 2011 and 2010, respectively. Positive cash flows from operations for the six months ended June 30, 2011 resulted primarily from our net income of $1,716,507,  a decrease in advances to suppliers, and increases in  accounts payable, accrued liabilities and other payables by $491,923, $1,670,569 and $190,010, respectively, partially offset by increases in accounts receivable and inventories of $1,478,600 and $62,806 respectively, plus a decrease in income tax payable by $13,559. Positive cash flows from operations for the six months ended June 30, 2010 resulted primarily from our net income of $2,385,872, a decrease in advances to suppliers, and increases in accounts payable, income tax payable and accrued liabilities of $158,646, $364,749, $150,203, $402,415 respectively, a decrease in deposits and prepayments by $138,493, partially offset by the increases in accounts receivable and inventories by $259,270 and $578,831 respectively.

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

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DÉCOR PRODUCTS INTERNATIONAL, INC.

Date: September 14, 2011	By:	/s/ Rui Sheng Liu
Rui Sheng Liu President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document