Form 10-Q
period 2011-09-30
DECOR PRODUCTS INTERNATIONAL, INC.
filed 2011-11-21
CIK 1435717

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company 
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

Number of shares of common stock outstanding as of November 21, 2011: 7,341,122

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$302,234	$972,888
Accounts receivable, trade	14,904,804	13,558,147
Inventories	403,509	342,015
Advances to suppliers	171,827	865,303
Deposits and prepayments	13,181	12,762
Total current assets	15,795,555	15,751,115

Non-current assets:
Plant and equipment, net	14,671,037	14,150,249
Construction in progress	12,510,926	6,172,668
TOTAL ASSETS	$42,977,518	$36,074,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$202,889	$369,832
Short-term bank borrowings	2,343,091	1,512,447
Current portion of long-term bank borrowings	692,093	71,673
Convertible notes	1,578,720	1,772,254
Promissory notes	405,000	405,000
Amount due to a related party	48,950	111,599
Income tax payable	146,236	382,620
Accrued liabilities and other payable	1,338,206	1,182,614
Total current liabilities	6,755,185	5,808,039

Long-term liabilities:
Long-term bank borrowings	3,525,471	1,058,713

Total liabilities	10,280,656	6,866,752

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,666,667 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 33,333,333 shares authorized; 6,866,122 shares issued and outstanding, respectively	6,866	6,866
Additional paid-in capital	2,126,130	2,126,130
Statutory reserve	1,393,213	1,393,213
Accumulated other comprehensive income	5,184,171	3,833,377
Retained earnings	23,986,482	21,847,694

Total stockholders’ equity	32,696,862	29,207,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,977,518	$36,074,032

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues, net	$4,375,633	$6,824,543	$15,219,691	$19,704,867

Cost of revenue (inclusive of depreciation)	(3,125,362)	(4,219,836)	(10,428,645)	(11,843,787)

Gross profit	1,250,271	2,604,707	4,791,046	7,861,080

Operating expenses:
Sales and marketing	(306,665)	(311,541)	(831,423)	(917,570)
General and administrative	(259,213)	(295,957)	(729,772)	(840,278)
Total operating expenses	(565,878)	(607,498)	(1,561,195)	(1,757,848)

Income from operations	684,393	1,997,209	3,229,851	6,103,232

Other income (expense):
Interest income	10,864	664	11,970	2,069
Interest expense	(124,985)	(327,948)	(323,270)	(985,749)

Income before income taxes	570,272	1,669,925	2,918,551	5,119,552

Income tax expense	(147,991)	(547,428)	(779,763)	(1,611,183)

NET INCOME	$422,281	$1,122,497	$2,138,788	$3,508,369

Other comprehensive income:
- Foreign currency translation gain	411,932	634,219	1,350,794	790,227

COMPREHENSIVE INCOME	$834,213	$1,756,716	$3,489,582	$4,298,596

Net income per share – Basic	$0.06	$0.16	$0.31	$0.51
Net income per share – Diluted	$0.06	$0.14	$0.31	$0.44

Weighted average common share outstanding – Basic	6,866,122	6,866,122	6,866,122	6,866,122
Weighted average common share outstanding – Diluted	6,866,122	7,914,435	6,866,122	7,914,435

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,138,788	$3,508,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,052,501	1,106,773
Loss on disposal of plant and equipment	4,750	254
Interest expenses, non-cash	-	747,962
Changes in operating assets and liabilities:
Accounts receivable, trade	(887,459)	(286,375)
Advances to suppliers	710,299	(369,192)
Deposits and prepayments	-	138,866
Inventories	(49,470)	(550,539)
Accounts payable, trade	(176,206)	(97,715)
Income tax payable	(244,948)	22,505
Accrued liabilities and other payable	125,323	613,058

Net cash provided by operating activities	3,673,578	4,833,966

Cash flows from investing activities:
Payments on plant and equipment	(1,332,141)	(1,107,061)
Proceeds from disposal of plant and equipment	-	968
Payments on construction in progress	(6,818,311)	(3,142,581)

Net cash used in investing activities	(8,150,452)	(4,248,674)

Cash flows from financing activities:
Advance from (repayment to) a related party	215,185	(461,873)
Payments on convertible notes	(203,097)	-
Proceeds from short-term bank borrowing	768,520	-
Proceeds from long-term bank borrowings	3,074,081	1,026,935
Payments on short-term bank borrowing	-	(572,149)
Payments on long-term bank borrowings	(72,838)	(918,723)

Net cash provided by (used in) financing activities	3,781,851	(925,810)

Effect of exchange rate changes on cash and cash equivalents	24,369	9,944

NET CHANGE IN CASH AND CASH EQUIVALENTS	(670,654)	(330,574)

BEGINNING OF PERIOD	972,888	777,332

END OF PERIOD	$302,234	$446,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,024,710	$1,588,678
Cash paid for interest	$263,262	$237,787

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars (“$"), except for number of shares)
(Unaudited)

	Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2011	6,866,122	$6,866	$2,126,130	$1,393,213	$3,833,377	$21,847,694	$29,207,280

Net income for the period	-	-	-	-	-	2,138,788	2,138,788

Foreign currency translation adjustment	-	-	-	-	1,350,794	-	1,350,794
Balance As of September 30, 2011	6,866,122	$6,866	$2,126,130	$1,393,213	$5,184,171	$23,986,482	$32,696,862

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

NOTE 3 －GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2011, the Company was in default on the repayment of convertible notes and promissory notes with an aggregate amount of $1,983,720, which became immediately due and payable. In addition, on or about May 19, 2011, a default judgment was entered against the Company in connection with $140,000 in principal amount of promissory notes  owed by the Company._ The continuation of the Company as a going concern through September 30, 2012 is dependent upon the continuing financial support from its stockholders or negotiation of repayment terms of these liabilities. Management believes the existing shareholders will provide the additional cash or renegotiate the terms of its liabilities to meet the Company’s obligations as they become due.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

As of September 30, 2011 and December 31, 2010, the Company did not record an allowance for doubtful accounts.

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

As of September 30, 2011 and December 31, 2010, there was no allowance for obsolete inventories, nor have there been any write-offs.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
 (Unaudited)

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

Depreciation expense for the three months ended September 30, 2011 and 2010 were $694,916 and $481,281, which included $725,709 and $478,452in cost of revenue, respectively.

Depreciation expense for the nine months ended September 30, 2011 and 2010 were $2,052,501 and $1,106,773, which included $2,050,473 and $1,098,268 in cost of revenue, respectively.

●	Construction in progress

Construction in progress is stated at cost and represents the cost of acquiring contracts to build additional printing lines and related facilities and prepayments to equipment vendors or builders during this construction (until it is substantially complete and ready for its intended use). No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into operational use. No capitalized interest was incurred during the period of construction. The Company is constructing a new manufacturing facility for the production of laminated boards, in an area of 100,000 square feet, adjacent to the existing facility, which is scheduled to be completed in the first quarter of 2012.

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

The Company derives revenues from the sales of decorative furniture paper and related products. The Company recognizes its revenues net of value-added taxes ("VAT"). The Company is subject to VAT which is levied on the majority of the products at the standard rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. The Company experienced no material product returns and recorded no reserve for sales returns for the three and nine months ended September 30, 2011 and 2010.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
 (Unaudited)

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

For the three and nine months ended September 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

For the nine months ended September 30, 2011, the Company has outstanding warrants exercisable into 1,048,333 shares of its common stock that were excluded from its diluted income per share as the exercise price of the warrants was higher than the average market price of the common stock during the period, thereby making the warrants anti-dilutive under the treasury method. There was no movement during the periods reported.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

The reporting currency of the Company is the United States Dollar ("US$"). The Company's subsidiary in the PRC maintains its books and records in its local currency, Renminbi or Yuan ("RMB"), which is the functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company’s foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2011	September 30, 2010
Period-end RMB:US$1 exchange rate	6.4018	6.6981
Period average RMB:US$1 exchange rate	6.5060	6.8164

●	Related parties

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
Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
 (Unaudited)

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 5 – CONVERTIBLE NOTES

At September 30, 2011 and December 31, 2010, the carrying value of the convertible notes payable was $1,578,720 and $1,772,254, respectively and the debt discount was fully amortized.

During the nine months ended September 30, 2011, the Company made a partial repayment of $193,534 to Ms. Shi and Mr. Zhuang, the holders of the Convertible Notes. The unpaid portion of convertible notes matured and became due on November 10, 2010. Since the the Company did not pay the convertible notes when they became due, an event of default occured. During the period of default, the interest rate increased from 8% to 16%. In addition, Ms. Shi and Mr. Zhuang are entitled to retain the proceeds from the sale of the assets of Dongguan CHDITN Printing Co., Ltd. ledge and the 13,532,000 shares of the Company’s common stock owned by Liu Rui Sheng to the extent of the unpaid interest and principal of the convertible notes. Ms. Shi and Mr. Zhuang shall have recourse for the outstanding balance.

The Company has been in negotiations with the holders of the convertible notes regarding the Company’s November 10, 2010 default, but has not yet reached an agreement as to a repayment schedule.

NOTE 6 –PROMISSORY NOTES

As of September 30, 2011, the $405,000 in principal amount of promissory notes, which are also convertible into common stock, became immediately due and the Company has been in negotiations with the holders of the promissory notes, but has not yet reached an agreement as to repayment schedule.

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

NOTE 7 – AMOUNT DUE TO A RELATED PARTY

As of September 30, 2011, amount due to a related party represented temporary advances made by Mr. Liu, the director of the Company, which was unsecured, interest-free with no fixed repayment term.

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLE

	September 30, 2011	December 31, 2010
VAT payable	$130,646	$77,782
Accrued payroll and benefit costs	650,900	541,454
Accrued operating expenses	542,405	554,613
Other payable	14,255	8,765
	$1,338,206	$1,182,614

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
 (Unaudited)

NOTE 9 –BANK BORROWINGS

Bank borrowings consisted of the following:

	September 30, 2011	December 31, 2010
Short-term bank loans, payable to financial institutions in the PRC:

Equivalent to RMB10 million (2010: RMB10 million) with effective interest rate at 6.94% per annum, payable monthly, due October 10, 2011, secured by a unrelated third party on a cross-guarantee basis	$1,562,061	$1,512,447

Equivalent to RMB5 million with effective interest rate at 8.528% per annum, payable monthly, due July 11, 2012, secured by a unrelated third party on a cross-guarantee basis	781,030	-

Total short-term bank borrowings	$2,343,091	$1,512,447

Long-term bank loans, payable to financial institutions in the PRC:

Equivalent to RMB0 (2010: RMB297,197) with effective interest rate ranging from 7.02% to 9.83% per annum, payable monthly, due January 16, 2011, collateralized by certain plant and machinery	$-	$44,950

Equivalent to RMB0 (2010: RMB176,685) with effective interest rate ranging from 7.02% to 9.83% per annum, payable monthly, due January 17, 2011, collateralized by certain plant and machinery	-	26,723

Equivalent to RMB20,000,000 (2010: RMB0) with effective interest rate at 8.418% per annum, payable monthly, due September 20, 2016, collateralized by certain plant and machinery	3,124,121	-

Equivalent to RMB7,000,000 with effective interest rate at 6.65% per annum, payable monthly, due March 8, 2015, guaranteed and secured by the director	1,093,443	1,058,713

Total long-term bank borrowings	4,217,564	1,130,386

Less: current portion	(692,093)	(71,673)

Total long-term bank borrowings, non-current portion	$3,525,471	$1,058,713

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
 (Unaudited)

As of September 30, 2011, the minimum future payments of the aggregate bank borrowings in the next five years are as follows:

Year ending September 30:
2012	$3,035,184
2013	922,603
2014	996,667
2015	872,416
2016	733,785
Total borrowings	$6,560,655

NOTE 10 – INCOME TAXES

For the nine months ended September 30, 2011 and 2010, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Nine months ended September 30,
	2011	2010
Tax jurisdictions from:
- Local	$(18,426)	$(817,893)
- Foreign	2,936,977	5,937,445
Income before income taxes	$2,918,551	$5,119,552

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

British Virgin Islands (BVI)

Under the current BVI law, Wide Broad Group, Ltd. (“Wide Broad”) is not subject to tax on its income or profits. For the nine months ended September 30, 2011 and 2010, Wide Broad suffered from an operating loss of $226,497 and $248,253, respectively.

The PRC

The Company generated its income from a subsidiary operating in the PRC for the nine months ended September 30, 2011 and 2010, which is subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
 (Unaudited)

A reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2011 and 2010 is as follows:

	Nine months ended September 30,
	2011	2010
Income before income taxes	$3,163,474	$6,185,698
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	790,868	1,546,425
Tax effect of non-deductible item	-	64,758
Tax effect of non-taxable items	(11,105)	-
Income tax expense	$779,763	$1,611,183

No provision for deferred tax assets or liabilities has been made, since the Company has no material temporary difference between the tax bases of assets and liabilities and their carrying amounts.

NOTE 11 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and nine months ended September 30, 2011 and 2010, there was no single customer who accounted for 10% or more of the Company’s revenues.

(b)         Major vendors

For the three months ended September 30, 2011, there was one single vendor who accounted for 42% of the Company’s purchases amounting to $865,975.

For the nine months ended September 30, 2011, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Nine months ended September 30, 2011		September 30, 2011
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$3,086,999	41%	$-
Vendor B	958,728	13%	49,358
Vendor C	767,632	10%	-

Total:	$4,813,359	64%	$49,358

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
 (Unaudited)

For the three and nine months ended September 30, 2010, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company’s subsidiary in the PRC is committed under several non-cancelable operating leases of office premises and manufacturing facility with a term of 10 years with fixed monthly rentals, due through December 31, 2020. Total rent expense for the nine months ended September 30, 2011 and 2010 was $162,630 and $155,717, respectively.

As of September 30, 2011, the Company has future minimum rental payments due under non-cancelable operating leases in the next five years and thereafter, as follows:

Year ending September 30:
2012	$224,937
2013	224,937
2014	246,025
2015	253,054
2016	253,054
Thereafter	664,266
Total	$1,866,273

(b)	Capital commitment

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for the production of laminated boards. The construction is expected to be completed in the first quarter of 2012. As of September 30, 2011, the Company has the aggregate contingent payments of approximately $8 million to the third party contractors and equipment vendors in the next twelve months.

(c)	Guarantees

As of September 30, 2011, the Company, through its subsidiary is contingently liable as guarantor with respect to the maximum exposure of $4,686,182 (equivalent to RMB30,000,000) to a unrelated third party, Dongguan XiaoYuanDing Technology Co., Ltd (“DXT”) on a cross-guarantee basis. The term of these guarantees are commenced for 2 years, expiry in October 2012. At any time from the date of guarantees, should DXT fail to make its due debt payments, the Company will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

In accordance with ASC 460-10, “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. The Company did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of September 30, 2011, the Company has not recorded any liabilities under these guarantees.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
 (Unaudited)

(d)	Unused available line of credit

The Company has a credit facility with Industrial Bank Co., Ltd totaling $4,686,182 (equivalent to RMB30 million), including short-term bank borrowings and bills payable, under which the Company may borrow on an unsecured and cross-guarantee basis in a term of 2 years, expiry in October 2012. As of September 30, 2011, the Company has the unused available line of credit totaling $2,343,091 on a cross-guarantee basis.

NOTE13 －SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure except as follows:

On September 30, 2011 we entered into a consulting agreement with China Direct Investments, Inc. (“China Direct Investments”) whereby China Direct Investments agreed to perform certain consulting services for us, including general business consulting, management of professional resources, coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls and U.S. based investor relations activities and offices.  Under the term of the agreement, we will issue China Direct Investments a total of 950,000 shares of our common stock.  237,500 shares are payable each quarter beginning in October 2011, January 2012, April 2012 and July 2012.  In addition, we agreed to pay China Direct Investments RMB 180,000 (approximately $27,700) in quarterly installments of RMB45,000 (approximately $6,923) payable each quarter beginning in October 2011, January 2012, April 2012 and July 2012.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues, net	$4,375,633	$6,824,543	$15,219,691	$19,704,867
Cost of Revenue	3,125,362	4,219,836	10,428,645	11,843,787
Operating Expenses	565,878	607,498	1,561,195	1,757,848
Income from Operations	684,393	1,997,209	3,229,851	6,103,232
Interest Expense	124,985	327,948	323,270	985,749
Income Taxes	147,991	547,428	779,763	1,611,183
Net Income	422,281	1,122,497	2,138,788	3,508,369
Other Comprehensive Income	411,932	634,219	1,350,794	790,227
Total Comprehensive Income	$834,213	$1,756,716	$3,489,582	$4,298,596

Revenues

We generated net revenues of $4,375,633 and $15,219,691 for the three and nine months ended September 30, 2011, respectively, compared to net revenues of $6,824,543 and $19,704,867 for the same periods ended September 30, 2010, respectively. The decreases in revenues by $2,448,910 and $4,485,176 in the third quarter and first nine months of 2011 respectively, compared to the same periods in 2010, were due primarily to a decline in sales of our décor paper.

In 2011 and beyond, after the commencement of our new production line for laminated boards which is expected to be completed in the first quarter of 2012, we expect that our net revenues will grow steadily due to our core production shift from the decor paper to laminated board, which we expect to generate higher sales revenues and profits.

Cost of Revenue

Cost of revenue primarily includes cost of supplies to manufacture our décor paper. We incurred $3,125,362 and $10,428,645 in cost of revenue, or 71.4%% and 68.5%% of revenues, during the three and nine months ended September 30, 2011, respectively. During the three and nine months ended September 30, 2010, we incurred $4,219,836 and $11,843,787 in cost of revenue, or 61.8%% and 60.1% of revenues, respectively. The cost of revenue as a percentage of revenues increased during the third quarter of 2011 compared to same periods in 2010 mainly due to due to increases in the purchase price of raw materials, ink and paper which we were unable to pass along to our customers by way of higher prices.

Operating Expenses

The following table summarizes our operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2011	% of net sales	2010	% of net sales	2011	% of net sales	2010	% of net sales
	(in thousands)				(in thousands)
Sales and marketing	$306,665	7.0%	$311,541	4.6%	$831,423	5.5%	$917,570	4.7%
General and Administrative	259,213	5.9%	295,957	4.3%	729,772	4.8%	840,278	4.3%
Total net operating expenses	$565,878	12.9%	$607,498	8.9%	$1,561,195	10.3%	$1,757,848	8.9%

We incurred operating expenses of $565,878 and $1,561,195 for the three and nine months ended September 30, 2011, respectively, compared to operating expenses of $607,498 and $1,757,848 for the same periods in 2010. The decrease in operating expenses during the third quarter of 2011 was primary due to a decrease in sales and marketing expenses, which decreased in line with the decline in sales. The decrease in operating expenses during the nine months ended September 30, 2011 was due primarily to decrease in sales and marketing expenses, which decrease was in line with decline in sales, plus a consulting fee of $62,766 incurred in the first quarter of 2010 in connection with investor relations which was not incurred in the same period in 2011.

Interest Expense

We incurred interest expense of $124,985 and $323,270 for the three and nine months ended September 30, 2011, respectively, compared to interest expense of $327,948 and $985,749 for the same periods ended September 30, 2010, respectively. The significant decrease in interest expenses was primarily due to amortization of debt discount arising from convertible notes payable for the nine months ended September 30, 2010, but no such amortization was incurred for the same periods of 2011.

Income Tax Expense

We incurred income tax expense of $147,991 and $779,763 for the three and nine months ended September 30, 2011, respectively, compared to the income tax expense of $547,428 and $1,611,183 for the same periods ended September 30, 2010, respectively. The decrease in income tax expense in the third quarter and first nine months of 2011, as compared with the same periods of 2010 was primarily due to a decrease in taxable income.

Net Income

We generated net income of $422,281 and $2,138,788 for the three and nine months ended September 30, 2011, respectively, compared to net income of $1,122,497 and $3,508,369 for the same periods ended September 30, 2010, respectively.

The decrease in net income in the third quarter and first nine months of 2011 compared to the same periods in 2010 was primarily due to a decline in income from operations, which was caused by a decline in our sales of our décor paper and an increase in our cost of revenue in the first quarter and first nine months of 2011 compared to the same periods of 2010.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

Cash flows provided by operating activities were $3,673,578 and $4,833,966 for the nine months ended September 30, 2011 and 2010, respectively. Cash inflows from operations for the nine months ended September 30, 2011 resulted primarily from our net income of $2,138,788, the increase in advances to suppliers, accrued liabilities and other payables of $710,299 and $125,323, respectively, partially offset by increases in accounts receivable and inventories of $887,459 and $49,470 respectively, plus a decrease in accounts payable, and income tax payable by $176,206 and $244,948 respectively.  Cash inflows from operations for the nine months ended September 30, 2010 resulted primarily from our net income of $3,508,369, an increase in income tax payable and accrued liabilities of $22,505 and $613,058 respectively, a decrease in deposits and prepayments by $138,866, partially offset by the decrease in advances to suppliers and accounts payable of  $369,192 and $97,715 respectively, plus the increases in accounts receivable and inventories of $286,375 and $550,539 respectively.

Cash flows used in investing activities were $8,150,452 and $4,248,674 for the nine months ended September 30, 2011 and 2010, respectively. The cash flows used in investments for the nine months ended September 30, 2011 was due to [payments of $1,332,141 and $6,818,311 to acquire plant and equipment and construction in progress respectively. The cash flows used in investments for the nine months ended September 30, 2010 was primary due to the payment of $1,107,061 and $ 3,142,581 to acquire plant and equipment and construction in progress respectively, and the proceeds from disposal of plant and equipment of $968.

Cash flows provided by financing activities were $3,781,851 and cash flows used in financing activities were $925,810 during the nine months ended September 30, 2011 and 2010, respectively. Cash inflows during the nine months ended September 30, 2011 were primarily due to the increase in advance from a related party of $215,185, and the proceeds of bank borrowings of $3,842,601, offset by the payments on convertible notes and bank borrowings of $203,097 and 72,838 respectively. Cash outflows during the nine months ended September 30, 2010 were due primarily to the proceeds from bank borrowing $1,026,935, offset by payments on bank borrowings of $1,490,872 and repayment to a related party of $461,873.

Liquidity

We project that we will need additional capital to fund operations. We anticipate that we will need approximately $2,000,000 in additional capital per year in each of 2011 and 2012.

Overall, we have funded our cash needs from inception through September 30, 2011 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. The Company does not presently have any firm commitment from any third parties to raise the additional cash needed and it is possible that we may not be able to raise cash on terms acceptable to the Company. Also, our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $302,234 on hand as of September 30, 2011. Currently, we have enough cash to fund our operations for about nine months. This is based on an assumed continuation of our current cash flows from operating activities and financing activities, positive working capital and projected revenues and a favorable outcome of our ongoing negotiations with the holders of our outstanding convertible notes which have matured and a judgment creditor.   However, if our actual revenues fall short of needed capital or we are unable to resolve our negotiations with our note holders or judgment creditor with either a conversion into shares or extension of the terms of the convertible notes or amounts due, we may not be able to sustain our operations. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us.

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

Demand for our products will depend on, among other things, market acceptance of our products, the décor paper market and laminated board market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

Off-balance sheet arrangements

At September 30, 2011, we had no off-balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at September 30, 2011 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years

Operating leases	$1,866,273	$224,937	$470,962	$506,108	$664,266
Purchase commitments	8,141,831	8,141,831	-	-	-
Total	$10,008,104	$8,366,768	$470,962	$506,108	$664,266

Operating leases

We lease certain facilities under non-cancelable operating leases that expire at various dates beyond 2015.

Purchase commitments

The Company is committed under a number of agreements with independent contractors or suppliers in relation to the construction of the new manufacturing facility for the production of laminated boards. The construction is expected to be completed in the first quarter of 2012. As of September 30, 2011, the Company has aggregate contingent payments of approximately $8 million to the third party contractors and equipment vendors in the next twelve months.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company previously reported a lawsuit filed against the Company and its subsidiary CHDITN on or about January 5, 2011 by Greentree Financial Group Inc. (“Greentree”) in the Circuit Court of Broward County, Florida, Case No. 11-000245-09, seeking repayment of the principal of a $140,000 promissory note plus unpaid interest, late charges, attorneys’ fees and court costs.  On or about May 19, 2011, a default judgment was entered against the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2011 we entered into a consulting agreement with China Direct Investments, Inc. (“China Direct Investments”) whereby China Direct Investments agreed to perform certain consulting services for us, including general business consulting, management of professional resources, coordination of preparation and filing of public disclosures, assistance in financial management and the implementation of internal controls and U.S. based investor relations activities and offices over a period of one year beginning on October 1, 2011.  Under the term of the agreement, we agreed to issue China Direct Investments a total of 950,000 shares of our common stock.  237,500 shares are payable each quarter beginning in October 2011, January 2012, April 2012 and July 2012.  In addition, we agreed to pay China Direct Investments RMB 180,000 (approximately $27,700) in quarterly installments of RMB45,000 (approximately $6,923) payable each quarter beginning in October 2011, January 2012, April 2012 and July 2012.

The issuance of our common stock described in this Item 2 is exempt from registration under the Securities Act of 1933, as amended in reliance on an exemption provided by Section 4(2) of that act. China Direct Investments was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. In addition, China Direct Investments had access to business and financial information concerning our company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Two convertible notes issued by the Company with a principal amount of $2,340,000 matured and became due on November 10, 2010.  We are currently negotiating with the holders of these notes, including a possible conversion of the notes into shares of stock or extension of the terms of the convertible notes.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DÉCOR PRODUCTS INTERNATIONAL, INC.

Date: November 21, 2011	By:	/s/ Rui Sheng Liu
Rui Sheng Liu President and Chief Executive Officer
Date: November 21, 2011	By:	/s/ Qing Hua Lin
Qing Hua Lin Chief Financial Officer