Form 10-K
period 2011-12-31
DECOR PRODUCTS INTERNATIONAL, INC.
filed 2012-04-17
CIK 1435717

U.S. Securities and Exchange Commission
Washington, D.C.  20549
_____________
FORM 10-K
___________________

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2011

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-53272
____________________
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

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [x]

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

Large accelerated filer [  ]                                                                                            Accelerated filer [    ]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)             Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes [  ]    No [x]

The aggregate market value of the voting stock and non-voting common equity on June 30, 2011 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $308,606 based upon the most recent sales price of $0.16 for such Common Stock on May 9, 2011, which was the last trade prior to June 30, 2011.  On June 30, 2011, there were 6,866,122 shares of our Common Stock issued and outstanding, of which approximately 1,928,788  shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of March 31, 2012: 6,866,122

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

Number of Employees

As of December 31, 2011, we had 75 full-time employees.

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

Future product development strategy

•
We plan to add up to three new décor paper printing production lines, one of which was completed and in the installation and testing phase in the first quarter of 2010. The three new lines will have aggregate capacity to produce 180 million meters of decor paper per year and house up to 35 laminating machines to enable the Company to offer pre-laminated wood panels to its customers.

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

Intellectual Property

The Company is currently processing a registered trademark within the United States for Décor Products International, Inc. ™  This trademark serial number is 77833022 and was initially filed with the United States Patent and Trademark Office on September 23, 2009.  The Company has a registered trademark in the name "CHDITN” in China, which is classified as No. 16 according to the International Classification of Goods.  The time of validity for the trademark is from October 7, 2004 to October 6, 2014 with unlimited renewals.  The trademark was issued by the Trademark Office under the State Administration for Industry and Commerce, PRC.

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

Our success is highly dependent upon the continued services of Liu Rui Sheng, who is President, CEO and Chairman of our Board of Directors. We have a written employment agreement with Mr. Liu until July 2011, and we have a new employment with Mr.Liu  from July 2011 to June 2016.untillbut the loss of his services would have a material adverse effect on our business.  There can be no assurance that we would be able to replace this executive in the event his services become unavailable.  We do not have any key-man life insurance on any of our employees.

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

We depend on certain customers

In the fiscal year ended December 31, 2011, our top ten customers accounted for 42.2% of sales.  The loss of these customers could have a material adverse effect on sales and, depending on the significance of the loss, our results of operations, financial condition or cash flows.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Period	High	Low
Quarter Ended March 31, 2010	$6.75	$3.10
Quarter Ended June 30, 2010 *	$4.50	$1.01
Quarter Ended September 30, 2010	$2.10	$0.75
Quarter Ended December 31, 2010	$1.65	$0.75
Quarter Ended March 31, 2011	$1.45	$0.20
Quarter Ended June 30, 2011	$0.37	$0.16
Quarter Ended September 30, 2011	$0.18	$0.10
Quarter Ended December 31, 2011	$0.28	$0.09

* We effected a 1-for-3 reverse stock split on May 24, 2010.

Holders

As of March 31, 2012 there were approximately 87 holders of record of our common stock.

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

Equity Compensation Plan and Stock Option Plan Information

The Company, at the current time, has no stock option plan or any equity compensation plans

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the period covered by this report (fiscal year ended December 31, 2011), the registrant has not issued any securities without registration under the Securities Act of 1933, as amended:

Purchases of Equity Securities

During the fourth quarter of the fiscal year ended December 31, 2011, there were no purchases of the registrant’s common stock by or on behalf of the registrant or any affiliated purchaser.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

The following table sets forth certain consolidated statement of operating data for the periods indicated:

	Years ended December 31,
	2011	2010

Revenues, net	$19,007,639	$26,828,833

Cost of revenue (inclusive of depreciation)	(13,346,303)	(16,681,992)

Gross profit	5,661,336	10,146,841

Operating expenses:
Sales and marketing	(958,122)	(1,245,246)
Professional and consulting fee	(127,080)	(331,434)
General and administrative	(537,570)	(804,237)
Total operating expenses	(1,622,772)	(2,380,917)

Income from operations	4,038,564	7,765,924

Other income (expense):
Interest income	12,464	2,471
Interest expense	(502,359)	(1,266,716)
Loss on disposal of plant and equipment	(1,543)	(1,425)

Income before income taxes	3,547,126	6,500,254

Income tax expense	(874,341)	(1,993,328)

NET INCOME	$2,672,785	$4,506,926

Other comprehensive income:
- Foreign currency translation gain	1,679,684	1,246,720

COMPREHENSIVE INCOME	$4,352,469	$5,753,646

Revenues
We had revenues of $19,007,639 and $26,828,833 for the years ended December 31, 2011 and 2010, respectively.  The sales revenues were due primarily to the sales of our décor paper.  Our revenues decreased from 2010 to 2011 due primarily to the economic environment becoming worse.  Our revenues increased from 2009 to 2010 due primarily to an improved economic climate in 2010.

Cost of Revenue

Cost of revenue primarily includes cost of supplies to manufacture our décor paper.  We had $13,346,303 and $ 16,681,992 in cost of sales, or 70.2% and 62.2% of sales revenues, respectively, during the years ended December 31, 2011 and 2010.  The cost of revenue as a percentage of revenue increased from 2010 to 2011 due primarily to increase in purchase price of raw materials, ink and paper.

Operating Expenses

We had operating expenses of $1,622,772 and $2,380,917 for the years ended December 31, 2011 and 2010 respectively.  The significant decrease in operating expenses in 2011 was due primarily to the sales revenues decrease .We initiatively reduce  the operating expenses.

Interest Expense

We had interest expense of $502,359 and $1,266,716 for the year ended December 31, 2011 and 2010, respectively. The decrease in interest expense in 2011 compared with 2010 was primary due to amortization of debt discount reducing from convertible notes payable.

Income Taxes

We had income taxes of $ 874,341 and $ 1,993,328 for the years ended December 31, 2011 and 2010, respectively.  The decrease in income tax expense in 2011 compared with 2010 was primarily due to the decrease in taxable income. The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.  We have subsidiaries and operations in various countries, United States, BVI and the PRC, that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America.

British Virgin Islands

Under the current BVI law, Wide Broad is not subject to tax on its income or profits.  For the years ended December 31, 2011 and 2010, Wide Broad had incurred an operating loss of $152,996 and $371,029, respectively.

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

Net Income

We had net income of $ 2,672,785 and $ 4,506,926 for the years ended December 31, 2011 and 2010, respectively.  The net income in these periods was due primarily to sales of our décor paper.  Our net income is a function of revenues, cost of sales and other expenses as described above.  The decrease in net income from 2010 to 2011 was due primarily to the economic environment becoming worse.

Impact of Inflation

We believe that inflation has had a negligible effect on operations.  We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were 6,054,149 and $7,777,054 for the years ended December 31, 2011 and 2010, respectively. Positive cash flows from operations for the year ended December 31, 2011 were due primarily to the net income of $2,672,785, and the adjustment for depreciation of $2,807,507, the decrease in accounts receivable and advance to suppliers of $618,616 and $725,804, respectively, partially offset by increase in deposits and prepayments of $110,622, decrease in accounts payables, income tax payable and accrued liabilities and other payable of $150,300, $303,608 and $148,584, respectively. Positive cash flows from operations for the year ended December 31, 2010 were due primarily to the net income of $4,506,926, and the adjustment for depreciation and amortization of debt discount of $1,559,958 and $860,292, respectively, the decrease in accounts receivable, advance to suppliers and deposits and prepayments of $92,687, $487,622 and $139,637, respectively, and the decrease in accrued liabilities and other payable of $645,889; partially offset by the decrease in accounts payables and income tax payable of $310,558 and $151,764, respectively.

Cash flows used in investing activities were $9,428,158 and $7,124,445 for the year ended December 31, 2011 and 2010, respectively. The cash flows used in investments for the year ended December 31, 2011 were due primarily to the payments to plant and equipment of $2,559,200 and payment to construction in progress of $6,872,831. The cash flows used in investments for the year ended December 31, 2010 were due primarily to the payments of plant and equipment of $5,789,573 and payments to construction in progress of $1,336,923.

Cash flows from financing activities were negative $2,954,178and $445,954 for the years ended December 31, 2011 and 2010, respectively. Negative cash flows from financing activities during the year ended December 31, 2011 were mainly due to the partial repayment of convertible loan by $193,534 and payments on bank loans in the amount of $1,752,721, offset by the proceeds from bank loans of $4,647,992, and the increase in advance from a related party of $252,441. Positive cash flows from financing activities during the year ended December 31, 2010 were due primarily to proceeds from bank loans of $2,507,837, offset by the repayment of loan to a related party of $937,308, the partial repayment of convertible loan by $310,967 and payments on bank loans in the amount of $1,705,516.

We project that we will need additional capital to fund operations over the next 6 months. We anticipate we will need an additional $2,000,000 per year in 2012 and 2013.

Overall, we have funded our cash needs from inception through December 31, 2011 with a series of debt and equity transactions, primarily with related parties.  If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions.  Our related parties are under no legal obligation to provide us with capital infusions.  Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $578,494 on hand as of December 31, 2011.  Currently, we have enough cash to fund our operations for about six months.  This is based on our current cash flows from operating activities and financing activities, our positive working capital and projected revenues.  However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs.  We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.  Our current level of operations would require capital of approximately $2,000,000 per year starting in 2011.  Modifications to our business plans may require additional capital for us to operate.  For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas.  This may result in lower revenues and market share for us.  In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity.  We recorded net foreign currency gains of $1,679,684 and $1,246,720 in fiscal 2011 and 2010 respectively.  We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk.  We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2011	2010

Balance sheet items, except for the registered and paid-up capital as of December 31, 2011 and 2010	RMB 6.3523:USD	RMB 6.6118:USD
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2011 and 2010	RMB 6.4544:USD	USD 6.7788USD

ITEM 8.  FINANCIAL STATEMENTS

Our consolidated financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2011, the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

We believe that our consolidated financial statements for the year ended December 31, 2011 included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information with respect to our directors, executive officers and key employees.

Name	Age	Title	Date of Appointment
Liu, Rui Sheng	40	CEO, President & Chairman	July 23, 2009
Zhao, Baotang	34	Chief Sales Officer	July 23, 2009
Zhang, Shaowen	40	Manager of Production	August 1, 2010
Qing Hua Lin	30	Director and Chief Financial Officer	November 1, 2011
Zhang Xie	33	Director and Corporate Secretary	November 1, 2011

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

Effective as of November 1, 2011, Tai Chim Lau, and Chak Ming Li resigned as directors of the Company and Wai Fai Law resigned as our chief financial officer. The resignation of each of these individuals was not the result of any disagreement with our company, known to an executive officer of the Company, on any matter relating to the company's operation, policies (including accounting or financial policies) or practices.

Appointment of Officers and Directors

Effective November 1, 2011, our board of directors appointed the following individuals to the positions noted below, to fill the vacancies caused by the resignations discussed above. Such individuals will hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualified or until their resignation or removal.

Qing Hua Lin, age 30, has been appointed as our Chief Financial Officer and a member of our board of directors. Since April 2005, Mr. Lin has been the accounting supervisor of our wholly owned subsidiary Dongguan CHDITN Printing Co., Ltd. ("CHDITN Printing") Mr. Lin is responsible for our daily accounting reporting and management. In 2003, Mr. Lin graduated from Guangzhou Maritime College with an Associate Degree in Accounting. Mr. Lin has received a Certificate of Accounting Professional Qualification in China.

The board of directors appointed Mr. Lin as director and Chief Financial Officer based on his experience in accounting and financial management for our company and the contributions he can make to our strategic direction. Mr. Lin has not served as a director of any company during the past five years which is required to file reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act") or is subject to the requirements of Section 15(d) of the Exchange Act or is registered as an investment company under the Investment Company Act of 1940.

Mr. Lin is an employee of our company and has agreed to serve as a director without additional compensation.

Zhang Xie, age 33, has been appointed as our corporate secretary and a member of our board of directors. Since 2005, Mr. Xie has been working as Chairman Assistant of CHDITN Printing and provides assistance in coordinating corporate matters, strategic planning, marketing, corporate financing, and management of daily operations. From September 2002 until December 2004, Mr. Xie was engaged in sales of our products. Mr. Xie graduated from Guangdong University of Business Studies in 2002 with a Bachelor Degree of Economics concentrating in marketing.

The board of directors appointed Mr. Xie as director based on his experience in sales and marketing for our company and the contributions he can make to our strategic direction. Mr. Xie has not served as a director of any company during the past five years which is required to file reports with the Securities and Exchange Commission under the Exchange Act is subject to the requirements of Section 15(d) of the Exchange Act or is registered as an investment company under the Investment Company Act of 1940.

Mr. Xie is an employee of our company and has agreed to serve as a director without additional compensation.

Compensation of Directors

The Board of Directors may compensate directors for their services as such.  Our Chairman, who also serves as President and CEO, is not paid any additional compensation in connection with his role as a member of our Board.  We currently compensate our two independent directors for their service on the Board in the amount of HKD$180,000 per year, which equals approximately USD$23,121 based on current exchange rates.  The Board of Directors may also provide for the payment of travel and out-of-pocket expenses in connection with directors’ attendance at Board meetings.  Each director serves for a one year term until elections are held at each annual meeting.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s Chief Executive Officer, all other executive officers during 2011, and our directors.

Summary Compensation Table

Name And Principal Position	Year	Salary # (Annual)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Liu, Rui Sheng	2011	$0.00	-	-	-	-	-	-	$0.00
President and CEO	2010	$167,321							$167,321

Lau, T.C.	2011	$11,561	-	-	-	-	-	-	$11,561
Director	2010	$23,168							$23,168

Li, Chak Ming	2011	$0.00	-	-	-	-	-	-	$0.00
Director	2010	$23,168							$23,168

Law, Wai Fai	2011	$51,381	-	-	-	-	-	-	$51,381
Chief Financial Officer	2010	$66,929							$66,929

Zhao, Baotang	2011	$28,766	-	-	-	-	-	-	$28,766
Chief Sales Officer	2010	$28,766							$28,766

Zhang, Shao Wen	2011	$27,684	-	-	-	-	-	-	$27,684

Xie, Zhang	2011	$9,178	-	-	-	-	-	-	$9,178

Lin, Qinghua	2011	$4,455	-	-	-	-	-	-	$4,455

# Based upon the salary amount in the employment contracts on a twelve-months’ basis, annualized for Messrs. Xie and Lin, who join the Company on November 1, 2011.

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

Employee: Liu Rui Sheng
CHDITN
Term: March 31, 2010 to June31, 2016
Salary: RMB 35,000 per month.
Wide Broad
Term: July 1, 2011 to June 30, 2016
Remuneration: HK$ 1,300,000/year, paid over 13 months on the last day of each month.

Employee: Law Wai Fai (Former CFO)
Wide Broad
Term: November 1, 2009 to November 1, 2011
Remuneration: HK$ 520,000/year paid over 13 months on the last day for each month.

Employee: Baotang Zhao
CHDITN
Term: June 30, 2011 to May  31,2016 Salary: RMB 15,000 per month.

Employee: Zhang Shaowen
 CHDITN
Term: August 1, 2010 to July 31, 2013 Salary: RMB 15,000 per month.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as of March 31, 2012 by each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Stock, and all directors and executive officers of the Company as a group.

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

Beneficial Owners as of March 31, 2012

Name of Beneficial Owner	Number of Shares Common Stock(1)	Percent of Class
Man Kwai Ming No. 6 Economic Zone, Wushaliwu, Chang’an Town Dongguan, Guangdong Province, China	4,510,667	63.50%	%
Smart Approach Investments, Ltd. No. 6 Economic Zone, Wushaliwu, Chang’an Town Dongguan, Guangdong Province, China	426,667	6.00%	%
All officers and directors as a group (5 persons)	0	0%

[1] Based on 7103622 issued and outstanding shares of common stock

 Beneficial Owners after the Shares for the Debt (1) and Warrants are Issued

Name of Beneficial Owner	Number of Shares of Common Stock(1)	Percent of Class

Man Kwai Ming No. 6 Economic Zone, Wushaliwu, Chang’an Town Dongguan, Guangdong Province, China	4,510,667	53.50%
Smart Approach Investments, Ltd. No. 6 Economic Zone, Wushaliwu, Chang’an Town Dongguan, Guangdong Province, China	426,667	4.97%
Shi, Quan Ling Suite 2401, 24th floor, China Insurance Group Building, 141 Des Voeux Road, Central, Hong Kong	1,229,678	14.31%
All officers and directors as a group (5 persons)	0	0%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Since January 1, 2011, there has not been, nor is there currently proposed, any transaction in which the Company was or is to be a participant and (a) the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and (b) in which any related person of the Company had or will have a direct or indirect material interest.

For a list of the “parents” of the Company, please refer to Item 12 above entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters”.

Director Independence

Our Board of Directors currently consists of three members: Rui Sheng Liu, Qing Hua Lin and Zhang Xie.  We have not yet adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”  Messrs. Liu, Lin and Xie would not qualify as “independent” under standards of independence set forth in the listing standards of the NASDAQ Stock Market.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, HKCMCPA Company Limited (“HKCMCPA”) for our audit of the annual financial statements for the years ended December 31, 2011 and 2010.  Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2011		2010
Audit Fees (1)	$90,000	(2)	$90,000	(3)
Audit-Related Fees (4)
Tax Fees (5)
All Other Fees (6)
Total Accounting Fees and Services	$90,000		$90,000

(1)
Audit Fees.  These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Forms 10-Q and 10-K, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for 2011 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2011, and (ii) the review of the financial statements included in our filings on Form 10-Q for the first, second and third quarters of 2011.

(3)
The amounts shown for 2010 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2010, and (ii) the review of the financial statements included in our filings on Form 10-Q for the second and third quarters of 2010.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

1.  The following financial statements of Decor Products International, Inc.  are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2011
Consolidated Statements of Operations - for the years ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows - for the years ended December 31, 2011 and 2010
Consolidated Statements of Stockholders’ Equity - for the years ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

    101.INS**                       XBRL INSTANCE DOCUMENT
    101.SCH**                       XBRL TAXONOMY EXTENSION SCHEMA
    101.CAL**                       XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
    101.DEF**                       XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
    101.LAB**                       XBRL TAXONOMY EXTENSION LABEL LINKBASE
    101.PRE**                       XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Previously filed with the SEC under the corresponding exhibit number to the Company’s Registration Statement on Form S-1 (File No. 333-164858) filed on February 11, 2010.

**           In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Decor Products International, Inc.

Date: April 16, 2012              By: /s/ Rui Sheng Liu
Rui Sheng Liu
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rui Sheng Liu Rui Sheng Liu	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 16, 2012
/s/ Qing Hua Lin Qing Hua Lin	Vice President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 16, 2012
/s/ Zhang Xie Zhang Xie	Director	April 16, 2012

DÉCOR PRODUCTS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Décor Products International, Inc.

We have audited the accompanying consolidated balance sheets of Décor Products International, Inc. and its subsidiaries (“the Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited
HKCMCPA Company Limited
Certified Public Accountants

Hong Kong, China
April 16, 2012

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$578,494	$972,888
Accounts receivable, trade	13,483,457	13,558,147
Inventories	415,924	342,015
Advances to suppliers	163,182	865,303
Deposits and prepayments	125,684	12,762
Total current assets	14,766,741	15,751,115

Non-current assets:
Plant and equipment, net	15,270,216	14,150,249
Construction in progress	12,608,417	6,172,668
TOTAL ASSETS	$42,645,374	$36,074,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$232,224	$369,832
Short-term bank borrowings	1,574,234	1,512,447
Current portion of long-term bank borrowings	798,158	71,673
Convertible notes	1,578,720	1,772,254
Promissory notes	405,000	405,000
Amount due to a related party	18,629	111,599
Income tax payable	89,763	382,620
Accrued liabilities and other payable	1,068,686	1,182,614
Total current liabilities	5,765,414	5,808,039

Long-term liabilities:
Long-term bank borrowings	3,320,211	1,058,713

Total liabilities	9,085,625	6,866,752

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,666,667 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 33,333,333 shares authorized; 6,866,122 shares issued and outstanding, respectively	6,866	6,866
Additional paid-in capital	2,126,130	2,126,130
Statutory reserve	1,458,023	1,393,213
Accumulated other comprehensive income	5,513,061	3,833,377
Retained earnings	24,455,669	21,847,694

Total stockholders’ equity	33,559,749	29,207,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,645,374	$36,074,032

See accompanying notes to consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2011	2010

Revenues, net	$19,007,639	$26,828,833

Cost of revenue (inclusive of depreciation)	(13,346,303)	(16,681,992)

Gross profit	5,661,336	10,146,841

Operating expenses:
Sales and marketing	(958,122)	(1,245,246)
Professional and consulting fee	(127,080)	(331,434)
General and administrative	(537,570)	(804,237)
Total operating expenses	(1,622,772)	(2,380,917)

Income from operations	4,038,564	7,765,924

Other income (expense):
Interest income	12,464	2,471
Interest expense	(502,359)	(1,266,716)
Loss on disposal of plant and equipment	(1,543)	(1,425)

Income before income taxes	3,547,126	6,500,254

Income tax expense	(874,341)	(1,993,328)

NET INCOME	$2,672,785	$4,506,926

Other comprehensive income:
- Foreign currency translation gain	1,679,684	1,246,720

COMPREHENSIVE INCOME	$4,352,469	$5,753,646

Net income per share – Basic	$0.39	$0.66
Net income per share – Diluted	$0.39	$0.66

Weighted average common share outstanding – Basic	6,866,122	6,866,122
Weighted average common share outstanding – Diluted	6,866,122	6,866,122

See accompanying notes to consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,672,785	$4,506,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,807,507	1,559,958
Loss on disposal of plant and equipment	1,542	1,425
Interest expenses, non-cash	-	860,292
Changes in operating assets and liabilities:
Accounts receivable, trade	618,616	92,687
Advances to suppliers	725,804	487,622
Deposits and prepayments	(110,622)	139,637
Inventories	(58,991)	(55,060)
Accounts payable, trade	(150,300)	(310,558)
Income tax payable	(303,608)	(151,764)
Accrued liabilities and other payable	(148,584)	645,889

Net cash provided by operating activities	6,054,149	7,777,054

Cash flows from investing activities:
Payments on plant and equipment	(2,559,200)	(5,789,573)
Proceeds from disposal of plant and equipment	3,873	2,051
Payments on construction in progress	(6,872,831)	(1,336,923)

Net cash used in investing activities	(9,428,158)	(7,124,445)

Cash flows from financing activities:
Advances from (repayment to) a related party	252,441	(937,308)
Repayment to convertible notes	(193,534)	(310,967)
Proceeds from short-term bank borrowings	1,549,331	1,475,198
Proceeds from long-term bank borrowings	3,098,661	1,032,639
Payments on short-term bank borrowings	(1,549,331)	(575,327)
Payments on long-term bank borrowings	(203,390)	(1,130,189)

Net cash used in financing activities	(2,954,178)	(445,954)

Effect of exchange rate changes on cash and cash equivalents	25,437	(11,099)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(394,394)	195,556

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	972,888	777,332

CASH AND CASH EQUIVALENTS, END OF YEAR	$578,494	$972,888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,177,948	$2,145,093
Cash paid for interest	$413,007	$186,028

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Transfer of construction in progress to plant and equipment	$787,060	$1,409,886

See accompanying notes to consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity

Balance as of January 1, 2010	6,866,122	$6,866	$2,126,130	$795,215	$2,586,657	$17,938,766	$23,453,634

Net income for the year	-	-	-	-	-	4,506,926	4,506,926
Appropriation to statutory reserve	-	-	-	597,998	-	(597,998)	-
Foreign currency translation adjustment	-	-	-	-	1,246,720	-	1,246,720
Balance as of December 31, 2010	6,866,122	$6,866	$2,126,130	$1,393,213	$3,833,377	$21,847,694	$29,207,280

Net income for the year	-	-	-	-	-	2,672,785	2,672,785
Appropriation to statutory reserve	-	-	-	64,810	-	(64,810)	-
Foreign currency translation adjustment	-	-	-	-	1,679,684	-	1,679,684
Balance as of December 31, 2011	6,866,122	$6,866	$2,126,130	$1,458,023	$5,513,061	$24,455,669	$33,559,749

See accompanying notes to consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Wide Broad Group Limited (“Wide Broad”)	British Virgin Islands, a limited liability company	Investment holding	1,000 issued shares of US$1 each	100%

Dongguan CHDITN Printing Co., Ltd. (“CHDITN”)	The PRC, a limited liability company	Sales and manufacture of furniture decorative paper and related products in the PRC	Registered: RMB60,000,000 Paid-up RMB20,066,935	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company??.

2.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2011, the Company defaulted on the repayment of convertible notes and promissory notes with an aggregate amount of $2 million, which became immediately due and payable. The continuation of the Company as a going concern through December 31, 2012 is dependent upon the continuing financial support from its stockholders or negotiation of repayment term. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due.

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

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

As of December 31, 2011 and 2010, the Company did not record an allowance for doubtful accounts.

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

As of December 31, 2011 and 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

●	Advances to suppliers

The Company makes advances to certain vendors for purchase of its inventory items or raw material. Advances to suppliers are interest free and unsecured, which are recorded when payment is made by the Company and relieved against inventory when goods are received. All inventory items or raw materials relating to these advances are subsequently relieved upon delivery to the Company.

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

The Company derives revenues from the sales of furniture decorative paper and related products. The Company recognizes its revenues net of value-added taxes ("VAT"). The Company is subject to VAT which is levied on the majority of the products at the standard rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. The Company experienced no material product returns and recorded no reserve for sales returns for the years ended December 31, 2011 and 2010.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

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

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no such cost for the years ended December 31, 2011 and 2010, respectively.

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

For the years ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2011 and 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. For the year ended December 31, 2011, the Company filed and cleared a 2010 tax return with its tax authority in the PRC.

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:
	2011	2010
Year-end RMB:US$1 exchange rate	6.3523	6.6118
Annual average RMB:US$1 exchange rate	6.4544	6.7788

●	Stock based compensation

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

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

●	Reclassifications

Certain comparative figures have been reclassified to conform to the current period financial statement presentation.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-28 regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance clarifies the steps to be performed to determine whether goodwill has been impaired and addresses the steps for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with International Financial Reporting Standards. This guidance is effective for the first interim or annual period beginning after December 15, 2011. In the period of adoption, the Company will include the required disclosures in its filings and believes the adoption will have no impact on its consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This new guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company currently discloses in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. In December 2011, the FASB issued ASU No. 2011-12 which temporarily defers those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 regarding disclosures about offsetting assets and liabilities. This new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

4.	ACCOUNTS RECEIVABLE

The majority of the Company?痵 sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. Management periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history and the current economic conditions. For the years ended December 31, 2011 and 2010, the Company continually monitored the collection of its accounts receivables and determined no write-off on the uncollectible receivables.

Up to February 29, 2012, the Company has subsequently recovered from approximately 20% of accounts receivable as of December 31, 2011.

5.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2011	2010

Raw materials	$210,066	$196,966
Work-in-process	25,137	37,375
Finished goods	168,458	87,183
Packaging materials and supplies	12,263	20,491
	$415,924	$342,015

For the years ended December 31, 2011 and 2010, the Company recorded no allowance for slow moving and obsolete inventories.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

6.	DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following:

	As of December 31,
	2011	2010

Rental deposits	$11,177	$10,738
Prepaid operating expenses	113,345	-
Other receivables	1,162	2,024
	$125,684	$12,762

7.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2011	2010

Plant and machinery	$16,702,382	$13,379,688
Leasehold improvement	1,865,255	1,865,255
Motor vehicles	11,600	11,600
Office equipment	75,480	75,229
Foreign translation adjustment	1,708,041	987,949
	20,362,758	16,319,721
Less: accumulated depreciation	(4,609,778)	(1,820,171)
Less: foreign translation adjustment	(482,764)	(349,301)
Plant and equipment, net	$15,270,216	$14,150,249

Depreciation expense for the years ended December 31, 2011 and 2010 were $2,807,507 and $1,559,958, which included $2,805,331 and $1,548,603 in cost of revenue, respectively.

As of December 31, 2011, certain plant and equipment with the aggregate carrying value of $2,998,840 were pledged as securities in connection with long-term bank borrowings (see Note 14).

Approximately $885,704 and $686,848 of certain plant and machinery became fully depreciated as of December 31, 2011 and 2010, respectively.

8.	CONSTRUCTION IN PROGRESS

During the year ended December 31, 2011, the Company is anticipating a new manufacturing facility for the production of laminated boards, in an area of 100,000 square feet, adjacent to the existing facility, which is scheduled to be completed in the second quarter of 2012. Total estimated costs incurred for the construction of a new manufacturing facility are approximately $30 million. As of December 31, 2011, the Company incurred and capitalized $12,608,417 in “Construction in progress”.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

9.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consisted of the following:

	As of December 31,
	2011	2010

Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB5 million with effective interest rate at 8.528% per annum, payable monthly, due July 11, 2012, secured by a unrelated third party on a cross-guarantee basis (see Note 22(c) and (d))	$787,117	$-

Equivalent to RMB5 million with effective interest rate at 8.528% per annum, payable monthly, due October 23, 2012, secured by a unrelated third party on a cross-guarantee basis (see Note 22(c) and (d))	787,117	-

Equivalent to RMB10,000,000 with effective interest rate at 5.85% per annum, payable monthly, due October 10, 2011, guaranteed by the director, Mr. Liu and unrelated third party	-	1,512,447

Total short-term bank borrowings	$1,574,234	$1,512,447

10.	CONVERTIBLE NOTES

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

In addition, the President of the Company, Mr. Liu Rui Sheng (“Mr. Liu”), entered into a Pledge Agreement with Mr. Zhuang, Ms. Shi and Greentree Financial Group, Inc. as Escrow Agent. Pursuant to the Pledge Agreement, Mr. Liu agreed to irrevocably pledge to Mr. Zhuang and Ms. Shi with 4,510,667 shares (post reverse split) of DCRD’s common stock held by the major shareholder, Mr. Man Kwai Ming as collateral for the Loan Agreements between CHDITN and Mr. Zhuang and Ms. Shi.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

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

	As of December 31,
	2011	2010
Notional amount of the convertible notes payable to Mr. Zhuang and Ms. Shi, net of expenses	$1,578,720	$1,772,254
Less: debt discount, unamortized	-	-
	$1,578,720	$1,772,254

The discount is being amortized over the life of the debt using the effective interest method. For the years ended December 31, 2011 and 2010, the Company recognized $0 and $860,292 as amortization of debt discount and recorded as interest expense in the statement of operations. The warrants are measured at their fair value on the grant date using Black-Scholes option pricing model, with the following assumptions.

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.31%
Dividend yield	0%
Weighted average fair value	0.93

During the year ended December 31, 2011, the Company made the partial repayment of $193,534 to Mr. Zhuang. At December 31, 2011, the unpaid portion of convertible notes was matured and became overdue. In the event that the Company cannot pay the convertible note when due, an event of default would occur. The default interest shall be subject to 16%, if the Company has failed to make payments of interest and principal on the maturity date. Ms. Shi and Mr. Zhuang shall have rights to keep the proceeds from the sales of the pledge and the Shares to the extent of the unpaid interest and principal of the convertible notes. Ms. Shi and Mr. Zhuang shall have recourse for the outstanding balance.

As of December 31, 2011, the convertible notes became immediately due and the Company has been in negotiations with the holders of the convertible notes, but has not yet reached an agreement as to repayment schedule.

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

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

For the year ended December 31, 2010, the Company recorded $593,421 as stock based compensation at their fair values, to reflect the beneficial conversion feature of the convertible promissory notes and fair value of the warrants granted. The warrants are measured at their fair value on the grant date using Black-Scholes option pricing model, with the following assumptions.

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.37%
Dividend yield	0%
Weighted average fair value (post reverse split)	2.79

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

As of December 31, 2011, the promissory notes were matured and became overdue. In accordance with the terms and conditions in Promissory Notes, if the Company defaults in the payment of principal or interest due on the Promissory Notes, the holder of Promissory Notes (the “holder”) shall be entitled to receive and the Company agreed to pay all reasonable costs of collection incurred by holder, including, without limitation, reasonable attorney’s fees for consultation and suit. If any payment due is not made and remains unpaid for ten (10) days, it is in default hereof. Any such payment in default shall bear interest at 18% per annum. Should any payment not be made when due, there shall also be a late charge equal to 5% of the amount of the installment of principal or interest which is paid after the due date. In the event of default hereunder, the entire unpaid balance hereof shall, at the option of the holder, become due and payable upon demand. All costs and fees (including reasonable fees and disbursements of legal counsel) incurred by the holder as the result of any default by anyone liable hereunder or as the result of any collection effort by the holder shall also be due and owing to the holder. Failure to exercise any right shall not be deemed a waiver of the right to exercise the same at any subsequent date, or event.

As of December 31, 2011, the Company has been in negotiations with the holders of the promissory notes, but has not yet reached an agreement as to repayment schedule.

12.	AMOUNT DUE TO A RELATED PARTY

As of December 31, 2011 and 2010, amount due to a related party represented temporary advances made by Mr. Liu, the director of the Company, which was unsecured, interest-free with no fixed repayment term.

13.	ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consist of the following:

	As of December 31,
	2011	2010

VAT payable	$27,784	$77,782
Accrued payroll and benefit costs	493,549	541,454
Accrued professional and consulting fees	225,470	329,965
Accrued interest	317,974	224,648
Other payables	3,909	8,765
	$1,068,686	$1,182,614

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

14.	LONG-TERM BANK BORROWINGS

Long-term bank borrowings were as follows:
		As of December 31,
		2011	2010

Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB1,174,485 (2010: RMB3,696,756) with effective interest rate ranging from 7.02% to 9.83% per annum, with monthly principal and interest payments of $43,231, due January 16, 2011	(a)	$-	44,950

Equivalent to RMB698,283 (2010: RMB2,198,393) with effective interest rate ranging from 7.02% to 9.83% per annum, with monthly principal and interest payments of $25,712, due January 17, 2011	(a)	-	26,723

Equivalent to RMB7,000,000 with effective interest rate at 6.65% per annum, payable monthly, due March 8, 2015	(b)	1,101,962	1,058,713

Equivalent to RMB20,000,000 (2010: RMB0) with effective interest rate at 8.418% per annum, with monthly principal and interest payments of $64,471, due September 20, 2016	(c)	3,016,407	-

Total bank borrowings		4,118,369	1,130,386

Less: current portion		(798,158)	(71,673)

Long-term bank borrowings, net of current portion		$3,320,211	$1,058,713

As of December 31, 2011, the minimum future payments of the aggregate bank borrowings in the next five years are as follows:

Year ending December 31:
2012	$798,158
2013	954,691
2014	1,021,729
2015	781,990
2016	561,801

Total:	$4,118,369

(a)	These borrowings were collateralized by certain plant and machinery, which was repaid in full during the year ended December 31, 2011.

(b)
These borrowings were guaranteed by Mr. Liu, the director of the Company and collateralized by the real properties held by the director of the Company situated in the PRC. Interest carried at 5.76% per annum in the first year, subject to the annual lending rate of the bank in the remainder years, monthly payable. The principal is commenced to the repayment in the third year (April 2012), with the monthly principal and interest payable, due through March 8, 2015.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

(c)
These borrowings were guaranteed by Mr. Liu, the director of the Company and collateralized by certain plant and machinery of the Company situated in the PRC. Interest carried at 8.418% per annum in the first year, subject to the annual lending rate of the bank in the remainder years, monthly payable.

15.	STOCKHOLDERS’ EQUITY

(a)	Common stock

On July 17, 2010, DCRD executed the Plan of Exchange (the “POE”) among the shareholders of DCRD, Wide Broad, the shareholders of Wide Broad and CHDITN. The POE stated that the capital of DCRD consists of 33,333,333 (post-reverse split) authorized shares of common stock, par value $0.001, of which 132,788 (post-reverse split) shares were issued and outstanding.

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

On August 18, 2010, the Company executed an the Offshore Stock Purchase Agreement (the “Agreement”) with a private investor, Mr. Zhang Zijian to purchases 66,667 (post-reverse split) shares of restricted common stock for an aggregate amount of $200,000 of $3 per share. The proceeds were used to fund the working capital.

On April 8, 2011, the Company approved the Plan of Merger for the purpose of re-domiciling the Company to the State of Nevada. Concurrently, the Company approved a 1 for 3 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse split.

As of December 31, 2011, the Company had a total of 6,866,122 shares of its common stock issued and outstanding.

(b)	Warrants

Transactions involving warrants granted during the years ended December 31, 2011 and 2010 are summarized as follows (warrants were not issued to employees):

	Warrants outstanding
	Number of warrants	Exercise price range per share	Weighted average exercise price per share	Weighted average grant-date fair value per share

Balance as of January 1, 2010	-	$-	$-	$-

Warrants granted for services in September 2010	133,333	4.2	4.2	2.55
Warrants granted for convertible notes in November 2010	780,000	3.0	3.0	2.79
Warrants granted for convertible promissory notes in December 2010	135,000	3.0	3.0	2.79

Balance as of December 31, 2010 and 2011	1,048,333	$3 – 4.2	$3.15	$2.76

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

As of December 31, 2011, the Company has 1,048,333 shares (post reverse split) of outstanding warrants at the weighted-average exercise price of $3.15. There was no movement during the year ended December 31, 2011. The Company measured the fair value of warrants on the grant date using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.31%-0.37%
Dividend yield	0%

16.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted-average number of the common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The weighted average number of common shares issued and outstanding was adjusted to account for the effects of the reverse stock split as more fully described in Note 1. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011	2010

Net income attributable to common shareholders	$2,672,785	$4,506,926

Weighted average shares outstanding – Basic	6,866,122	6,866,122
Dilutive effect of warrants issued	-	-
Weighted average shares outstanding – Diluted	6,866,122	6,866,122

Basic net income per share	$0.39	$0.66
Diluted net income per share	$0.39	$0.66

For the year ended December 31, 2011, warrants exercisable to 1,048,333 shares of common stock were excluded from the diluted income per share as the exercise price of the warrants was higher than the average market price of the common stock during the period, thereby making the warrants anti-dilutive under the treasury method.

17.	INCOME TAXES

For the years ended December 31, 2011 and 2010, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Years ended December 31,
	2011	2010
Tax jurisdictions from:
- Local	$(18,426)	$(986,088)
- Foreign	3,565,552	7,486,342
Income before income taxes	$3,547,126	$6,500,254

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

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

British Virgin Island

Under the current BVI law, Wide Broad is not subject to tax on its income or profits. For the years ended December 31, 2011 and 2010, Wide Broad suffered from an operating loss of $152,996 and $371,029, respectively.

The PRC

The Company generated its income from a subsidiary operating in the PRC for the years ended December 31, 2011 and 2010. CHDITN is subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

A reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2011 and 2010 is as follows:

	Years ended December 31,
	2011	2010

Income before income taxes	$3,718,548	$7,857,371
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	929,637	1,964,343

Tax effect of non-taxable items	-	(74,024)
Tax effect of non-deductible items	(56,023)	103,009
Tax adjustments	727	-
Income tax expense	$874,341	$1,993,328

No provision for deferred tax assets or liabilities has been made, since the Company has no material temporary difference between the tax bases of assets and liabilities and their carrying amounts.

18.	STOCK BASED COMPENSATION

In September 2010, the Company entered into an Investor Relations Consulting Agreement with an Investor Relations (IR) firm (“IR firm”), in which the Company agreed to issue warrants to purchase an aggregate of 133,333 (post reverse split) shares of its common stock to the IR firm. These warrants are irrecoverable, non-cancelable and have an exercise price of $4.2 (post reverse split) per share, with piggy back registration rights. As of December 31, 2010 and 2011, none of these warrants were exercised.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

The Company measured the fair value of warrants on the grant date using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	1
Volatility	60%
Risk free interest rate	3.46%
Dividend yield	0%
Weighted-average fair value	2.55

The Company recognized $339,096 as stock based compensation at the fair value for the year ended December 31, 2010. No stock based compensation was incurred in 2011.

19.	CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $7,235 and $3,967 for the years ended December 31, 2011 and 2010, respectively.

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

For the years ended December 31, 2011 and 2010, the Company contributed $64,810 and $597,998 to statutory reserve, respectively.

As of December 31, 2011, the statutory reserve has reached 50% of the registered capital and no further appropriation is required in the forthcoming years.

21.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended December 31, 2011 and 2010, there was no single customer who accounted for 10% or more of the Company’s revenues.

(b)         Major vendors

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

For the years ended December 31, 2011 and 2010, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at year-end date, are presented as follows:

	Year ended December 31, 2011		December 31, 2011
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$3,886,651	41%	$-
Vendor B	1,127,417	12%	49,601

Total:	$5,014,068	53%	$49,601

	Year ended December 31, 2010		December 31, 2010
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$3,456,545	25%	$-
Vendor B	2,140,513	15%	-
Vendor C	1,945,621	14%	-
Vendor D	1,672,353	12%	51,930

Total:	$9,215,032	66%	$51,930

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

(f)         Economic and political risks

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$"), except for number of shares)

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

The Company’s subsidiary in the PRC is committed under several non-cancelable operating leases of office premises and manufacturing facility with a term of 10 years with fixed monthly rentals, due through December 31, 2020. For the year ended December 31, 2011, the Company was granted by the landlord to waive an annual rent charge of $111,552 in relation to the manufacturing facility under the construction. Total rent expenses for the years ended December 31, 2011 and 2010 was $103,901 and $205,826, respectively.

As of December 31, 2011, the Company has future minimum rental payments due under non-cancelable operating leases in the next five years and thereafter, as follows:

Year ending December 31:
2012	$226,690
2013	226,690
2014	236,135
2015	255,026
2016	217,244
Thereafter	646,065

Total	$1,807,850

(b)	Capital commitment

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for the production of laminated boards. The construction is expected to be completed in the second quarter of 2012. Total estimated construction costs are approximately $30 million.

As of December 31, 2011, the Company has the aggregate contingent payments of approximately $8.3 million to the third party contractors and equipment vendors in the next twelve months.

(c)	Guarantees

As of December 31, 2011, the Company’s subsidiary, CHDITN is contingently liable as guarantor with respect to the maximum exposure of $4,722,700 (equivalent to RMB30,00,000) to a unrelated third party, Dongguan XiaoYuanDing Technology Co., Ltd (“DXT”) on a cross-guarantee basis. The term of these guarantees are commenced for 2 years, expiry in October 2012. At any time from the date of guarantees, should DXT fail to make its due debt payments, CHDITN will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In accordance with ASC 460-10, “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. The Company did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of December 31, 2011, the Company has not recorded any liabilities under these guarantees.

(d)	Unused available line of credit

The Company has a credit facility with Industrial Bank Co., Ltd totaling $4,722,700 (equivalent to RMB30 million), including short-term bank borrowings and bills payable, under which the Company may borrow on an unsecured and cross-guarantee basis (see Note 22(c)), expiring in October 2012. As of December 31, 2011, the Company has the unused available line of credit totaling $3,148,466 on a cross-guarantee basis.

23.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2011 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.