Form 10-Q
period 2012-03-31
DECOR PRODUCTS INTERNATIONAL, INC.
filed 2012-05-21
CIK 1435717

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____to _____

000-53272
(Commission File Number)

DÉCOR PRODUCTS INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8211061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company 
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

Number of shares of common stock outstanding as of March 31, 2012:   6,866,122

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,370,107	$578,494
Restricted cash	529,670	-
Accounts receivable, trade	13,303,951	13,483,457
Inventories	333,589	415,924
Advances to suppliers	1,554,525	163,182
Deposits and prepayments	126,232	125,684
Total current assets	17,218,074	14,766,741

Non-current assets:
Plant and equipment, net	14,510,467	15,270,216
Construction in progress	13,201,803	12,608,417
TOTAL ASSETS	$44,930,344	$42,645,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,727,316	$232,224
Short-term bank borrowings	1,581,102	1,574,234
Current portion of long-term bank borrowings	885,077	798,158
Convertible notes	1,578,720	1,578,720
Promissory notes	405,000	405,000
Amount due to a related party	30,578	18,629
Income tax payable	140,798	89,763
Accrued liabilities and other payable	1,369,988	1,068,686
Total current liabilities	7,718,579	5,765,414

Long-term liabilities:
Long-term bank borrowings	3,094,545	3,320,211

Total liabilities	10,813,124	9,085,625

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,666,667 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 33,333,333 shares authorized; 6,866,122 shares issued and outstanding, respectively	6,866	6,866
Additional paid-in capital	2,126,130	2,126,130
Statutory reserve	1,458,023	1,458,023
Accumulated other comprehensive income	5,669,177	5,513,061
Retained earnings	24,857,024	24,455,669

Total stockholders’ equity	34,117,220	33,559,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,930,344	$42,645,374

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2012	2011

Revenues, net	$3,818,908	$5,037,928

Cost of revenue (inclusive of depreciation)	(2,737,254)	(3,505,777)

Gross profit	1,081,654	1,532,151

Operating expenses:
Sales and marketing	(190,663)	(295,797)
General and administrative	(163,369)	(247,494)
Total operating expenses	(354,032)	(543,291)

Income from operations	727,622	988,860

Other income (expense):
Interest income	1,024	314
Interest expense	(187,400)	(82,027)

Income before income taxes	541,246	907,147

Income tax expense	(139,891)	(256,664)

NET INCOME	$401,355	$650,483

Other comprehensive income:
- Foreign currency translation gain	156,116	253,767

COMPREHENSIVE INCOME	$557,471	$904,250

Net income per share – Basic	$0.06	$0.09
Net income per share – Diluted	$0.06	$0.09

Weighted average common share outstanding – Basic	6,866,122	6,866,122
Weighted average common share outstanding – Diluted	6,866,122	6,866,122

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$401,355	$650,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	827,402	681,366
Loss on disposal of plant and equipment	-	2,213
Changes in operating assets and liabilities:
Accounts receivable, trade	238,518	(944,488)
Advances to suppliers	(1,391,639)	63,923
Inventories	84,212	(408,356)
Accounts payable, trade	1,495,161	1,693,618
Income tax payable	50,680	(127,257)
Accrued liabilities and other payable	298,113	14,395

Net cash provided by operating activities	2,003,802	1,625,897

Cash flows from investing activities:
Payments on plant and equipment	(418)	(772,323)
Payments on construction in progress	(538,756)	-

Net cash used in investing activities	(539,174)	(772,323)

Cash flows from financing activities:
Change in restricted cash	(530,053)	(758,794)
Advance from a related party	11,949	186,852
Payment on convertible notes	-	(154,999)
Payment on long-term bank borrowings	(156,834)	(71,916)

Net cash used in financing activities	(674,938)	(798,857)

Effect of exchange rate changes on cash and cash equivalents	1,923	7,955

NET CHANGE IN CASH AND CASH EQUIVALENTS	791,613	62,672

BEGINNING OF PERIOD	578,494	972,888

END OF PERIOD	$1,370,107	$1,035,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$168,531	$383,921
Cash paid for interest	$89,210	$55,680

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity

Balance as of January 1, 2012	6,866,122	$6,866	$2,126,130	$1,458,023	$5,513,061	$24,455,669	$33,559,749

Net income for the period	-	-	-	-	-	401,355	401,355
Foreign currency translation adjustment	-	-	-	-	156,116	-	156,116
Balance as of March 31, 2012	6,866,122	$6,866	$2,126,130	$1,458,023	$5,669,177	$24,857,024	$34,117,220

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, the Company defaulted on the repayment of convertible notes and promissory notes with an aggregate amount of $2 million, which became immediately due and payable. The continuation of the Company as a going concern through March 31, 2013 is dependent upon the continuing financial support from its stockholders or negotiation of repayment term. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amount of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

As of March 31, 2012 and December 31, 2011, the Company did not record an allowance for doubtful accounts.

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

As of March 31, 2012 and December 31, 2011, there was no allowance for obsolete inventories, nor have there been any write-offs.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
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

Depreciation expense for the three months ended March 31, 2012 and 2011 were $827,402 and $681,366, which included $826,199 and $679,169 in cost of revenue, respectively.

●	Construction in progress

Construction in progress is stated at cost and represents the cost of acquiring contracts to build the now printing lines and prepayments paid to equipment vendors or builders during the construction of the new manufacturing facility (until it is substantially complete and ready for its intended use). No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into operational use. No capitalized interest was incurred during the period of construction. The Company is anticipating a new manufacturing facility for the production of laminated boards, in an area of 100,000 square feet, adjacent to the existing facility, which is scheduled to be completed in the third quarter of 2012.

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

The Company derives revenues from the sales of furniture decorative paper and related products. The Company recognizes its revenues net of value-added taxes ("VAT"). The Company is subject to VAT which is levied on the majority of the products at the standard rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. The Company experienced no material product returns and recorded no reserve for sales returns for the three months ended March 31, 2012 and 2011.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
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

For the three months ended March 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2012	March 31, 2011
Period-end RMB:US$1 exchange rate	6.3247	6.5701
Period average RMB:US$1 exchange rate	6.3201	6.5894

●	Related parties

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

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

-	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;
-	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and; and
-
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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 5 – SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consisted of the following:

	March 31, 2012	December 31, 2011
Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB5 million with effective interest rate at 8.528% per annum, payable monthly, due July 11, 2012, secured by a unrelated third party on a cross-guarantee basis	$790,551	$787,117

Equivalent to RMB5 million with effective interest rate at 8.528% per annum, payable monthly, due October 23, 2012, secured by a unrelated third party on a cross-guarantee basis	790,551	787,117

Total short-term bank borrowings	$1,581,102	$1,574,234

NOTE 6 – CONVERTIBLE NOTES

At March 31, 2012 and December 31, 2011, the carrying value of the convertible notes payable was $1,578,720 and $1,578,720, respectively and the debt discount was fully amortized.

During the three months ended March 31, 2012, the convertible notes were matured and became immediately overdue. In the event that the Company cannot pay the convertible note when due, an event of default would occur. The default interest shall be subject to 16%, if the Company has failed to make payments of interest and principal on the maturity date. Ms. Shi and Mr. Zhuang shall have rights to keep the proceeds from the sales of the pledge and the Shares to the extent of the unpaid interest and principal of the convertible notes. Ms. Shi and Mr. Zhuang shall have recourse for the outstanding balance.

As of March 31, 2012, the convertible notes became immediately due and the Company has been in negotiations with the holders of the convertible notes, but has not yet reached an agreement as to repayment schedule.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

As of March 31, 2012, the promissory notes became immediately due and the Company has been in negotiations with the holders of the promissory notes, but has not yet reached an agreement as to repayment schedule.

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 8 – AMOUNT DUE TO A RELATED PARTY

As of March 31, 2012 and December 31, 2011, amount due to a related party represented temporary advances made by Mr. Liu, the director of the Company, which was unsecured, interest-free with no fixed repayment term.

NOTE 9 – ACCRUED LIABILITIES AND OTHER PAYABLE

	March 31, 2012	December 31, 2011

VAT payable	$192,941	$27,784
Accrued payroll and benefit costs	494,694	493,549
Accrued professional and consulting fees	316,579	225,470
Accrued interest	337,443	317,974
Other payables	28,331	3,909
	$1,369,988	$1,068,686

NOTE 10 – LONG-TERM BANK BORROWINGS

Long-term bank borrowings were as follows:

	March 31, 2012	December 31, 2011

Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB6,827,491 (2011: RMB7,000,000) with effective interest rate at 8.723% per annum, payable with monthly principal and interest payments of $35,052, due March 8, 2015, guaranteed and secured by the director	$1,079,495	1,101,962

Equivalent to RMB18,342,423 (2011: RMB20,000,000) with effective interest rate at 8.723% per annum, with monthly principal and interest payments of $65,110, due September 20, 2016, collateralized by certain plant and machinery	2,900,127	3,016,407

Total bank borrowings	3,979,622	4,118,369

Less: current portion	(885,077)	(798,158)

Long-term bank borrowings, net of current portion	$3,094,545	$3,320,211

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of March 31, 2012, the minimum future payments of the aggregate bank borrowings in the next five years are as follows:

Period ending March 31:
2013	$885,077
2014	970,194
2015	1,024,382
2016	713,445
2017	386,524

Total borrowings	$3,979,622

NOTE 11 – STOCKHOLDERS’ EQUITY

(a)	Common stock

As of March 31, 2012, the Company had a total of 6,866,122 shares of its common stock issued and outstanding.

(b)	Warrants

As of March 31, 2012, the Company has 1,048,333 shares of outstanding warrants at the weighted-average exercise price of $3.15. There was no movement during the three months ended March 31, 2012. The Company measured the fair value of warrants on the grant date using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.31%-0.37%
Dividend yield	0%

NOTE 12 – INCOME TAXES

For the three months ended March 31, 2012 and 2011, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Three months ended March 31,
	2012	2011
Tax jurisdictions from:
- Local	$-	$(85,666)
- Foreign	541,246	992,813
Income before income taxes	$541,246	$907,147

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

British Virgin Islands

Under the current BVI law, Wide Broad is not subject to tax on its income or profits. For the three months ended March 31, 2012 and 2011, Wide Broad suffered from an operating profit of $4 and an operating loss of $0, respectively.
The PRC

The Company generated its income from a subsidiary operating in the PRC for the three months ended March 31, 2012 and 2011. CHDITN is subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

A reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011

Income before income taxes	$541,242	$992,813
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	135,310	248,203

Tax effect of non-taxable items	4,581	8,461
Income tax expense	$139,891	$256,664

No provision for deferred tax assets or liabilities has been made, since the Company has no material temporary difference between the tax bases of assets and liabilities and their carrying amounts.

NOTE 13 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended March 31, 2012 and 2011, there was no single customer who accounted for 10% or more of the Company’s revenues.

(b)         Major vendors

For the three months ended March 31, 2012, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended March 31, 2012		March 31, 2012
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$520,744	28%	$-
Vendor B	227,427	12%	104,410

Total:	$748,171	40%	$104,410

For the three months ended March 31, 2011, there was a single vendor who accounted for 30% of the Company’s purchases amounting to $1,521,383 with accounts payable of $0.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company’s subsidiary in the PRC is committed under several non-cancelable operating leases of office premises and manufacturing facility with a term of 10 years with fixed monthly rentals, due through December 31, 2020. Total rent expense for the three months ended March 31, 2012 and 2011 was $23,734 and $59,186, respectively.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of March 31, 2012, the Company has future minimum rental payments due under non-cancelable operating leases in the next five years and thereafter, as follows:

Year ending March 31:
2013	$94,866
2014	234,794
2015	256,139
2016	256,139
2017	258,747
Thereafter	544,295

Total	$1,644,980

(b)	Capital commitment

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for the production of laminated boards. The construction is expected to be completed in the third quarter of 2012. Total estimated construction costs are approximately $32 million.

As of March 31, 2012, the Company has the aggregate contingent payments of approximately $8.6 million to the third party contractors and equipment vendors in the next twelve months.

(c)	Guarantees

As of March 31, 2012, the Company’s subsidiary, CHDITN is contingently liable as guarantor with respect to the maximum exposure of $4,743,308 (equivalent to RMB30,000,000) to a unrelated third party, Dongguan XiaoYuanDing Technology Co., Ltd (“DXT”) on a cross-guarantee basis. The term of these guarantees are commenced for 2 years, expiry in October 2012. At any time from the date of guarantees, should DXT fail to make its due debt payments, CHDITN will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

In accordance with ASC 460-10, “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. The Company did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of March 31, 2012, the Company has not recorded any liabilities under these guarantees.

(d)	Unused available line of credit

The Company has a credit facility with Industrial Bank Co., Ltd totaling $4,743,308 (equivalent to RMB30 million), including short-term bank borrowings and bills payable, under which the Company may borrow on an unsecured and cross-guarantee basis in a term of 2 years, expiry in October 2012. As of March 31, 2012, the Company has the unused available line of credit totaling $1,845,147 on a cross-guarantee basis.

NOTE 15 － SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as our management’s assumptions and beliefs.  Statements that contain words like “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, or variations of such words and similar expressions are forward-looking statements.  In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.  There can be no assurance that forward-looking statements will be achieved, and actual results could differ materially from those expressed or implied by forward-looking statements.  Important factors that could cause actual results to differ materially include those discussed under “Risk Factors” in our Annual Report on From 10-K for the year ended December 31, 2011.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012

	For the three months ended March 31,
	2012	2011
Revenues, net	$3,818,908	$5,037,928
Cost of Revenue:	$(2,737,254)	$(3,505,777)
Operating Expenses:	$(354,032)	$(543,291)
Income from Operations:	$727,622	$988,860
Interest Expense:	$(187,400)	$(82,027)
Income Taxes:	$(139,891)	$(256,664)
Net Income:	$401,355	$650,483
Other Comprehensive Income:	$156,116	$253,767
Total Comprehensive Income:	$557,471	$904,250

Revenues

We generated net revenues of $3,818,908 for the three months ended March 31, 2012, compared to net revenues of $5,037,928 for the three months ended March 31, 2011.  Our net revenues were due primarily to the sales of our décor paper.  The decrease in sales of $1,219,020 in the first quarter of 2012, compared to the same period in 2011, was due primarily to a decline in sales of our décor paper.

After the commencement of our new production line for laminated boards, which is expected to be completed in the third quarter of 2012, we expect that our net revenues will grow steadily due to our core production shift from the decor paper to laminated board, which we expect to generate higher sales revenues and profits.

Cost of Revenue

Cost of revenue primarily includes cost of supplies to manufacture our décor paper. We incurred $2,737,254 and $3,505,777 in cost of sales, or 71.7% and 69.6% of sales, during the three months ended March 31, 2012 and 2011, respectively.  Cost of revenue as a percentage of net revenues increased during the first quarter of 2012, mainly due to the increase in the purchase price of raw materials, ink and paper, and a decline in our net revenues.

Operating Expenses

The following table summarizes our operating expenses during the period indicated:

	Three months ended March 31,
	2012	% of net sales	2011	% of net sales
Sales and marketing	190,663	5%	295,797	5.9%
General and Administrative	163,369	4.3%	247,494	4.9%
Total net operating expenses	$354,032	9.3%	543,291	10.8%

We incurred operating expenses of $354,032 and $543,291 for the three months ended March 31, 2012 and 2011, respectively. The decrease in operating expenses during the three months ended March 31, 2012 was mainly due primarily to the decrease in sales revenues. We initiatively reduce the operating expenses.

Interest Expense

We incurred interest expense of $187,400 and $82,027 for the three months ended March 31, 2012 and 2011, respectively. The increase in interest expense in 2012 compared with 2011 was primary due to the increase in balances of bank borrowings.
Income Tax Expense

We incurred income taxes of $139,891 and $256,664 for the three months ended March 31, 2012 and 2011 respectively. The decrease in income tax expense in 2012 was due primarily to a decrease in taxable income in the first quarter of 2012.

Net Income

We generated net income of $401,355 and $650,483 for the three months ended March 31, 2012 and 2011, respectively. The decrease in net income in the 2012 quarter was due primarily to a decline in income from operations, which was caused by a decline in our sales of décor paper in the first quarter of 2012 compared to the same quarter of 2011.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

Cash flows provided by operating activities were $2,003,802 and $1,625,897 for the three months ended March 31, 2012 and 2011, respectively. Positive cash flows from operations for the three months ended March 31, 2012 resulted primarily from our net income of $401,355, a decrease in accounts receivable and inventories of $238,518 and $84,212, respectively, an increase in accounts payable by $1,495,161, and an increase in accrued liabilities and other payables by $298,113, plus an increase in income tax payable of $50,680; partially offset by an increase in advances to suppliers by $1,391,639. Positive cash flows from operations for the three months ended March 31, 2011 resulted primarily from our net income of $650,483, a decrease in advances to suppliers by $ 63,923 , a increase in accounts payable by $1,693,618, and an increase in accrued liabilities and other payables by $14,395, partially offset by increases in accounts receivable and inventories of $944,488 and $408,356 respectively, plus a decrease in income tax payable of $127,257.

Cash flows used in investing activities were $539,174 for the three months ended March 31, 2012 and 772,323 during the three months ended March 31, 2011. The cash flows used in investments for the three months ended March 31, 2012 were due to the payments of $418 to acquire plant and equipment and $538,756 to construction in progress.

Cash flows used in financing activities were $674,938 and $798,857 during the three months ended March 31, 2012 and 2011 respectively. Cash outflows during the three months ended March 31, 2012 were due primarily to an increase in restricted cash of $530,053, and the payments on bank borrowings of $156,834, offset by an advance from a related party of $11,949. Cash outflows during the three months ended March 31, 2011 were due primarily to an increase in restricted cash of $758,794, and the repayment to convertible note holders of $ 154,999 , and the payments on bank borrowings of $71,916, offset by an advance from a related party of $ 186,852.

Liquidity

We project that we will need additional capital to fund operations over the next 6 months. We anticipate we will need an additional $2,000,000 per year in 2012 and 2013.

Overall, we have funded our cash needs from inception through March 31, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $1,370,107 on hand as of March 31, 2012. Currently, we have enough cash to fund our operations for about six months. This is based on an assumed continuation of our current cash flows from operating activities and financing activities, positive working capital and projected revenues and a favorable outcome of our ongoing negotiations with the holders of our outstanding convertible notes which have matured.  However, if our actual revenues fall short of needed capital or we are unable to resolve our negotiations with our note holders with either a conversion into shares or extension of the terms of the convertible notes, we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $2,000,000 per year starting in 2012. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us.

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

Off-balance sheet arrangements

At March 31, 2012, we had no off-balance sheet arrangements

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at March 31, 2012 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years

Operating leases	$1,644,980	$94,866	$490,933	$514,886	$544,295
Purchase commitments	8,619,757	8,619,757	-	-	-
Total	$10,264,737	$8,714,623	$490,933	$514,886	$544,295

Operating leases

We lease certain facilities under non-cancelable operating leases that expire at various dates beyond 2015.

Purchase commitments

The Company is committed under a number of agreements with independent contractors or suppliers in relation to the construction of the new manufacturing facility for laminated boards. Construction is expected to be completed in the third quarter of 2012. Total estimated construction costs are approximately $32 million. As of March 31, 2012, the Company has aggregate contingent payments of approximately $8.6 million to third party contractors and equipment vendors in the next twelve months.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company previously reported a lawsuit filed against the Company and its subsidiary CHDITN on or about January 5, 2011 by Greentree Financial Group Inc. (“Greentree”) in the Circuit Court of Broward County, Florida, Case No. 11-000245-09, seeking repayment of the principal of a $140,000 promissory note plus unpaid interest, late charges, attorneys’ fees and court costs.  On or about May 19, 2011, a default judgment was entered against the Company.  There have been no further material developments involving this litigation.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Two convertible notes issued by the Company with a principal amount of $2,340,000 matured and became due on November 10, 2011.  We are currently negotiating with the holders of these notes, including a possible conversion of the notes into shares of stock or extension of the terms of the convertible notes.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL INSTANCE DOCUMENT**
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA**
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE**
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DÉCOR PRODUCTS INTERNATIONAL, INC.

Date: May 21, 2012	By:	/s/ Rui Sheng Liu
Rui Sheng Liu President and Chief Executive Officer (Principal Executive Officer)
Date: May 21, 2012	By:	/s/ Qing Hua Lin
Qing Hua Lin Chief Financial Officer (Principal Financial Officer)