Form 10-Q
period 2012-06-30
DECOR PRODUCTS INTERNATIONAL, INC.
filed 2012-08-20
CIK 1435717

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company 
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

Number of shares of common stock outstanding as of June 30, 2012:   6,866,122

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,186,914	$578,494
Restricted cash	530,089	-
Accounts receivable, trade	14,131,985	13,483,457
Inventories	611,873	415,924
Advances to suppliers	337,652	163,182
Deposits and prepayments	126,404	125,684
Total current assets	16,924,917	14,766,741

Non-current assets:
Plant and equipment, net	15,040,197	15,270,216
Construction in progress	13,867,343	12,608,417
TOTAL ASSETS	$45,832,457	$42,645,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,653,085	$232,224
Short-term bank borrowings	1,582,354	1,574,234
Current portion of long-term bank borrowings	907,144	798,158
Convertible notes	1,525,992	1,578,720
Promissory notes	405,000	405,000
Amount due to a related party	78,575	18,629
Income tax payable	379,605	89,763
Accrued liabilities and other payable	1,340,715	1,068,686
Total current liabilities	7,872,470	5,765,414

Long-term liabilities:
Long-term bank borrowings	2,862,105	3,320,211

Total liabilities	10,734,575	9,085,625

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,666,667 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 33,333,333 shares authorized; 6,866,122 shares issued and outstanding, respectively	6,866	6,866
Additional paid-in capital	2,126,130	2,126,130
Statutory reserve	1,458,023	1,458,023
Accumulated other comprehensive income	5,695,013	5,513,061
Retained earnings	25,811,850	24,455,669

Total stockholders’ equity	35,097,882	33,559,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,832,457	$42,645,374

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues, net	$5,817,356	$5,806,130	$9,636,264	$10,844,058

Cost of revenue (inclusive of depreciation)	(3,875,913)	(3,797,506)	(6,613,167)	(7,303,283)

Gross profit	1,941,443	2,008,624	3,023,097	3,540,775

Operating expenses:
Sales and marketing	(230,778)	(228,961)	(421,441)	(524,758)
General and administrative	(189,779)	(223,065)	(353,148)	(470,559)
Total operating expenses	(420,557)	(452,026)	(774,589)	(995,317)

Income from operations	1,520,886	1,556,598	2,248,508	2,545,458

Other income (expense):
Interest income	2,298	792	3,322	1,106
Interest expense	(183,823)	(116,258)	(371,223)	(198,285)

Income before income taxes	1,339,361	1,441,132	1,880,607	2,348,279

Income tax expense	(384,535)	(375,108)	(524,426)	(631,772)

NET INCOME	954,826	1,066,024	$1,356,181	$1,716,507

Other comprehensive income:
- Foreign currency translation gain	25,836	685,095	181,952	938,862

COMPREHENSIVE INCOME	$980,662	$1,751,119	$1,538,133	$2,655,369

Net income per share – Basic	$0.14	$0.16	$0.20	$0.25
Net income per share – Diluted	$0.14	$0.13	$0.20	$0.22

Weighted average common share outstanding – Basic	6,866,122	6,866,122	6,866,122	6,866,122
Weighted average common share outstanding – Diluted	6,866,122	7,914,455	6,866,122	7,914,455

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,356,181	$1,716,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,649,402	1,357,585
Loss on disposal of plant and equipment	1,144	2,227
Interest expenses, non-cash	-	-
Changes in operating assets and liabilities:
Accounts receivable, trade	(578,443)	(1,478,600)
Advances to suppliers	(173,469)	491,923
Deposits and prepayments	(72)	-
Inventories	(193,625)	(62,806)
Accounts payable, trade	1,418,361	1,670,569
Income tax payable	289,113	(13,559)
Accrued liabilities and other payable	267,749	190,010

Net cash provided by operating activities	4,036,341	3,873,856

Cash flows from investing activities:
Payments on plant and equipment	(1,342,039)	(809,209)
Payments on construction in progress	(1,192,791)	(2,480,071)

Net cash used in investing activities	(2,534,830)	(3,289,280)

Cash flows from financing activities:
Change in restricted cash	(529,602)	(763,569)
Advance from a related party	59,946	189,880
Payment on convertible notes	(52,728)	(186,517)
Payment on long-term bank borrowings	(370,025)	(72,368)

Net cash used in financing activities	(892,409)	(832,574)

Effect of exchange rate changes on cash and cash equivalents	(682)	21,653

NET CHANGE IN CASH AND CASH EQUIVALENTS	608,420	(226,345)

BEGINNING OF PERIOD	578,494	972,888

END OF PERIOD	$1,186,914	$746,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$289,966	$645,331
Cash paid for interest	$235,312	$140,418

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity

Balance as of January 1, 2012	6,866,122	$6,866	$2,126,130	$1,458,023	$5,513,061	$24,455,669	$33,559,749

Net income for the period	-	-	-	-	-	1,356,181	1,356,181
Foreign currency translation adjustment	-	-	-	-	181,952	-	181,952
Balance as of June 30, 2012	6,866,122	$6,866	$2,126,130	$1,458,023	$5,695,013	$25,811,850	$35,097,882

See accompanying notes to condensed consolidated financial statements.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
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

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future period.

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

As of June 30, 2012, the Company defaulted on the repayment of convertible notes and promissory notes with an aggregate amount of $2 million, which became immediately due and payable. The continuation of the Company as a going concern through June 30, 2013 is dependent upon the continuing financial support from its stockholders or negotiation of repayment term. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due.

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$"), except for number of shares)
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

As of June 30, 2012 and December 31, 2011, the Company did not record an allowance for doubtful accounts.

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

As of June 30, 2012 and December 31, 2011, there was no allowance for obsolete inventories, nor have there been any write-offs.

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$"), except for number of shares)
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

Depreciation expense for the three months ended June 30, 2012 and 2011 were $822,000 and $676,219, which included $820,073 and $826,199 in cost of revenue, respectively.

Depreciation expense for the six months ended June 30, 2012 and 2011 were $1,649,402 and $1,357,585, which included $1,646,272 and $1,324,764 in cost of revenue, respectively.

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$"), except for number of shares)
(Unaudited)

The Company derives revenues from the sales of furniture decorative paper and related products. The Company recognizes its revenues net of value-added taxes ("VAT"). The Company is subject to VAT which is levied on the majority of the products at the standard rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. The Company experienced no material product returns and recorded no reserve for sales returns for the six months ended June 30, 2012 and 2011.

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

For the six months ended June 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$"), except for number of shares)
(Unaudited)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2012	June 30, 2011
Period-end RMB:US$1 exchange rate	6.3197	6.4640
Period average RMB:US$1 exchange rate	6.3255	6.5482

●	Related parties

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

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of short-term and long-term bank borrowings approximate at its carrying amount. The fair value of convertible notes and promissory notes is disclosed in Note 6 and 7.

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and; and


Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$"), except for number of shares)
(Unaudited)

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In July 2012, the Financial Accounting Standards Board issued ASC Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the Company concludes otherwise, no further quantitative assessment is required. The Company does not expect the adoption of ASU 2012-02 to impact its results of operations or financial position.

NOTE 5 – SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consisted of the following:

	June 30, 2012	December 31, 2011

Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB5 million with effective interest rate at 8.528% per annum, payable monthly, due July 11, 2012, secured by a unrelated third party on a cross-guarantee basis	$791,177	$787,117

Equivalent to RMB5 million with effective interest rate at 8.528% per annum, payable monthly, due October 23, 2012, secured by a unrelated third party on a cross-guarantee basis	791,177	787,117

Total short-term bank borrowings	$1,582,354	$1,574,234

NOTE 6 – CONVERTIBLE NOTES

At of June 30, 2012 and December 31, 2011, the carrying value of the convertible notes payable was $1,525,992 and $1,578,720, respectively and the debt discount was fully amortized.

During the six months ended June 30, 2012, the convertible notes were matured and became immediately overdue. In the event that the Company cannot pay the convertible note when due, an event of default would occur. The default interest shall be subject to 16%, if the Company has failed to make payments of interest and principal on the maturity date. Ms. Shi and Mr. Zhuang shall have rights to keep the proceeds from the sales of the pledge and the Shares to the extent of the unpaid interest and principal of the convertible notes. Ms. Shi and Mr. Zhuang shall have recourse for the outstanding balance.

As of June 30, 2012, the convertible notes became immediately due and the Company has been in negotiations with the holders of the convertible notes, but has not yet reached an agreement as to repayment schedule.

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$"), except for number of shares)
(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

At June 30, 2012, the promissory notes are due and the Company has been in negotiations with the holders of the promissory notes, but has not yet reached an agreement as to repayment schedule.

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

NOTE 8 – AMOUNT DUE TO A RELATED PARTY

As of June 30, 2012 and December 31, 2011, amount due to a related party represented temporary advances made by Mr. Liu, the director of the Company, which was unsecured, interest-free with no fixed repayment term.

NOTE 9 – ACCRUED LIABILITIES AND OTHER PAYABLE

	June 30, 2012	December 31, 2011
VAT payable	$-	$27,784
Accrued payroll and benefit costs	493,946	493,549
Accrued professional and consulting fees	444,989	225,470
Accrued interest	399,967	317,974
Other payables	1,813	3,909
	$1,340,715	$1,068,686

NOTE 10 – LONG-TERM BANK BORROWINGS

Long-term bank borrowings were as follows:

	June 30, 2012	December 31, 2011
Bank loans, payable to financial institutions in the PRC:

Equivalent to RMB6,310,778 (2011: RMB7,000,000) with effective interest rate at 8.723% per annum, payable with monthly principal and interest payments of $35,052, due February 21, 2015, guaranteed and secured by the director	$998,588	1,101,962

Equivalent to RMB17,509,749 (2011: RMB20,000,000) with effective interest rate at 8.723% per annum, with monthly principal and interest payments of $65,110, due September 20, 2016, collateralized by certain plant and machinery	2,770,661	3,016,407

Total bank borrowings	3,769,249	4,118,369

Less: current portion	(907,144)	(798,158)

Long-term bank borrowings, net of current portion	$2,862,105	$3,320,211

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$"), except for number of shares)
(Unaudited)

As of June 30, 2012, the minimum future payments of the aggregate bank borrowings in the next five years are as follows:

Period ending June 30:
2013	$907,144
2014	992,290
2015	941,704
2016	729,693
2017	198,418

Total borrowings	$3,769,249

NOTE 11 – STOCKHOLDERS’ EQUITY

(a)	Common stock

As of June 30, 2012, the Company had a total of 6,866,122 shares of its common stock issued and outstanding.

(b)	Warrants

As of June 30, 2012, the Company has 1,048,333 shares of outstanding warrants at the weighted-average exercise price of $3.15. There was no movement during the six months ended June 30, 2012. The Company measured the fair value of warrants on the grant date using the Black-Scholes option pricing model, with the following assumptions:

Expected life (in years)	5
Volatility	159%
Risk free interest rate	0.31%-0.37%
Dividend yield	0%

NOTE 12 – INCOME TAXES

For the six months ended June 30, 2012 and 2011, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Six months ended June 30,
	2012	2011
Tax jurisdictions from:
- Local	$-	$(18,426)
- Foreign	1,880,607	2,366,705
Income before income taxes	$1,880,607	$2,348,279

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$"), except for number of shares)
(Unaudited)

British Virgin Island

Under the current BVI law, Wide Broad is not subject to tax on its income or profits. For the six months ended June 30, 2012 and 2011, Wide Broad suffered from an operating profit of $10 and an operating loss of $151,047, respectively.

The PRC

The Company generated its income from a subsidiary operating in the PRC for the six months ended June 30, 2012 and 2011. CHDITN is subject to the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”) at a unified income tax rate of 25%.

A reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2012 and 2011 is as follows:

	Six months ended June 30,
	2012	2011

Income before income taxes	$1,880,597	$2,517,752
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	470,149	629,438

Tax effect of non-taxable items	54,277	2,334
Income tax expense	$524,426	$631,772

No provision for deferred tax assets or liabilities has been made, since the Company has no material temporary difference between the tax bases of assets and liabilities and their carrying amounts.

NOTE 13 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended June 30, 2012 and 2011, there was no single customer who accounted for 10% or more of the Company’s revenues.

(b)         Major vendors

For the three and six months ended June 30, 2012, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended June 30, 2012		June 30, 2012
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$1,316,892	44%	$-
Vendor B	405,296	13%	-

Total:	$1,722,188	57%	$-

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$"), except for number of shares)
(Unaudited)

	Six months ended June 30, 2012		June 30, 2012
Vendor	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$1,316,892	25%	$-
Vendor B	925,597	17%	-

Total:	$2,242,489	42%	$-

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

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$"), except for number of shares)
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

The Company’s subsidiary in the PRC is committed under several non-cancelable operating leases of office premises and manufacturing facility with a term of 10 years with fixed monthly rentals, due through December 31, 2020. Total rent expense for the six months ended June 30, 2012 and 2011 was $75,948 and $83,308, respectively.

As of June 30, 2012, the Company has future minimum rental payments due under non-cancelable operating leases in the next five years and thereafter, as follows:

Year ending June 30:
2013	$128,171
2014	242,100
2015	256,341
2016	256,341
2017	261,563
Thereafter	478,029

Total	$1,622,545

DÉCOR PRODUCTS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars (“US$"), except for number of shares)
(Unaudited)

(b)	Capital commitment

The Company is committed under a number of agreements with an independent contractors or suppliers in relation to the construction of the new manufacturing facility for the production of laminated boards. The construction is expected to be completed in the third quarter of 2012. Total estimated construction costs are approximately $33 million.

As of June 30, 2012, the Company has the aggregate contingent payments of approximately $8.6 million to the third party contractors and equipment vendors in the next twelve months.

(c)	Guarantees

As of June 30, 2012, the Company’s subsidiary, CHDITN is contingently liable as guarantor with respect to the maximum exposure of $4,747,061 (equivalent to RMB30,000,000) to a unrelated third party, Dongguan XiaoYuanDing Technology Co., Ltd (“DXT”) on a cross-guarantee basis. The term of these guarantees are commenced for 2 years, expiry in October 2012. At any time from the date of guarantees, should DXT fail to make its due debt payments, CHDITN will be obligated to perform under the guarantees by primarily making the required payments, including late fees and penalties.

In accordance with ASC 460-10, “Guarantees”, a guarantor must recognize a liability for the fair value of the obligations it assumes under certain guarantees. The Company did not receive any consideration for the guarantee and has determined the indemnification fair value to be insignificant. As of June 30, 2012, the Company has not recorded any liabilities under these guarantees.

(d)	Unused available line of credit

The Company has a credit facility with Industrial Bank Co., Ltd totaling $4,747,061 (equivalent to RMB30 million), including short-term bank borrowings and bills payable, under which the Company may borrow on an unsecured and cross-guarantee basis in a term of 2 years, expiry in October 2012. As of June 30, 2012, the Company has the unused available line of credit totaling $1,976,399 on a cross-guarantee basis.

NOTE－15	SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenue, net	$5,817,356	$5,806,130	$9,636,264	$10,844,058
Cost of Revenue:	$3,875,913	$3,797,506	$6,613,167	$7,303,283
Operating Expenses:	$420,557	$452,026	$774,589	$995,317
Income from Operations:	$1,520,886	$1,556,598	$2,248,508	$2,545,458
Interest Expense:	$183,823	$116,258	$371,223	$198,285
Income Taxes:	$384,535	$375,108	$524,426	$631,772
Net Income:	$954,826	$1,066,024	$1,356,181	$1,716,507
Other Comprehensive Income:	$25,836	$685,095	$181,952	$938,862
Total Comprehensive Income:	$980,662	$1,751,119	$1,538,133	$2,655,369

Revenues

We generated net revenues of $5,817,356 and $9,636,264 for the three and six months ended June 30, 2012, respectively, compared to net revenues of $5,806,130 and $10,844,058 for the same periods in 2011.  The increase in sales of $11,226 for the three months ended June 30, 2012, compared to the same period in 2011. Decrease n sales of $1,207,794for the six months ending June 30, 2012, compared to the same periods in 2011, was due primarily to the decline in sales of our décor paper. The clients reduce the purchasing.

After the commencement of our new production line for laminated boards, which is expected to be completed in the third quarter of 2012, we expect that our net revenues will grow steadily due to our core production shift from the decor paper to laminated board, which we expect to generate higher sales revenues and profits.

Cost of Revenue

Cost of revenue primarily includes cost of supplies to manufacture our décor paper. We incurred $3,875,913 and $3,797,506 in cost of revenue, or 66.6% and 65.4% of sales revenues, during the three months ended June 30, 2012 and 2011, respectively.  The cost of revenue as a percentage of revenue increased slightly during the second quarter of 2012 mainly due to increase in purchase price of raw materials, ink and paper.

During the six months ended June 30, 2012 and 2011, we had $6,613,167 and $7,303,283 in cost of revenue, or 68.6% and 67.3% of sales revenues, respectively.  The cost of revenue as a percentage of revenue increased due to increase in purchase price of raw materials, ink and paper.

Operating Expenses

The following table summarizes our operating expenses during the period indicated:

	Three months ended June 30,				Six months ended June 30,
	2012	% of net sales	2011	% of net sales	2012	% of net sales	2011	% of net sales
	(in thousands)				(in thousands)
Sales and marketing	$230,778	4.0%	$228,961	4.0%	$421,441	4.4%	$524,758	4.9%
General and Administrative	189,779	3.3%	223,065	3.8%	353,148	3.7%	470,559	4.3%
Total net operating expenses	$420,557	7.3%	$452,026	7.8%	$774,589	8.1%	$995,317	9.2%

We incurred total net operating expenses of $420,557 and $774,589 for the three and six months ended June 30, 2012, respectively, compared to the operating expenses of $452,026 and $995,317 for the same periods in 2011.  The decrease in operating expenses during the second quarter of 2012 was primary due to decrease in sales and marketing expenses, which was decrease in line with decline in sales.

Interest Expense

We incurred interest expense of $183,823 and $371,223 for the three and six months ended June 30, 2012, respectively, compared to the interest expenses of $116,258 and $198,285 for the same periods in 2011.  The increase in interest expense in 2012 was primary due to the loan increase.

Income Tax Expense

We incurred income taxes of $384,535 and $524,426 for the three and six months ended June 30, 2012, respectively, compared to income taxes of $375,108 and $631,772 for the same periods in 2011.  The decrease in income tax expense in the 2012 periods was due primarily to decreases in taxable income during the corresponding periods in 2012.

Net Income

We generated net income of $954,826 and $1,356,181 for the three and six months ended June 30, 2012, respectively, compared to net income of $1,066,024 and $1,716,507 for the same periods in 2011.  The decrease in net income in 2012 periods compared to 2011 was due primarily due to a decline in income from operations, which was caused by a decline in our sales of our décor paper and an increase in our cost of revenue in the first quarter and first six months of 2012 compared to the same periods of 2011.

Liquidity and Capital Resources

Balance Sheet and Cash Flows

Cash flows provided by operating activities were $4,036,341and $3,873,856 for the six months ended June 30, 2012 and 2011, respectively. Positive cash flows from operations for the six months ended June 30, 2012 resulted primarily from our net income of $1,356,181, an increase in accounts receivable and inventories of $578,443 and $193,625, respectively, an increase in accounts payable by $1,418,361, and an increase in accrued liabilities and other payables by $267,749, plus an increase in income tax payable of $289,113; partially offset by an increase in advances to suppliers by $173,469. Positive cash flows from operations for the six months ended June 30, 2011 resulted primarily from our net income of $1,716,507, a decrease in advances to suppliers by $491,923, an increase in accounts payable of $1,670,569, and an increase in accrued liabilities and other payables by $190,010, partially offset by increases in accounts receivable and inventories of $1,478,600 and $62,806  respectively, plus a decrease in income tax payable of $13,559.

Cash flows used in investing activities were $2,534,830 for the six months ended June 30, 2012 and $3,289,280 for the six months ended June 30, 2011. The cash flows used in investments for the six months ended June 30, 2012 were due to the payments of $1,342,039 to acquire plant and equipment and $1,192,791 to construction in progress.

Cash flows used in financing activities were $892,409 and $832,574 during the six months ended June 30, 2012 and 2011 respectively. Cash outflows during the six months ended June 30, 2012 were due primarily to an increase in restricted cash of $529,602, and the payments on bank borrowings of $370,025, offset by an advance from a related party of $59,946. Cash outflows during the six months ended June 30, 2011 were due primarily to an increase in restricted cash of $763,569, and the repayment to convertible note holders of $186,517, and the payments on bank borrowings of $72,368, offset by an advance from a related party of $189,880.

Liquidity

We project that we will need additional capital to fund operations over the next 6 months. We anticipate we will need an additional $2,000,000 per year in 2012 and 2013.

Overall, we have funded our cash needs from inception through June 30, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $1,186,914 on hand as of June 30, 2012. Currently, we have enough cash to fund our operations for about six months. This is based on an assumed continuation of our current cash flows from operating activities and financing activities, positive working capital and projected revenues and a favorable outcome of our ongoing negotiations with the holders of our outstanding convertible notes which have matured.  However, if our actual revenues fall short of needed capital or we are unable to resolve our negotiations with our note holders with either a conversion into shares or extension of the terms of the convertible notes, we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $2,000,000 per year starting in 2012. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us.

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

Off-balance sheet arrangements

At June 30, 2012, we had no off-balance sheet arrangements

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at June 30, 2012 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years

Operating leases	$1,622,545	$128,171	$498,441	$517,904	$478,029
Purchase commitments	8,626,576	8,626,576
Total	$10,249,121	$8,754,747	$498,441	$517,904	$478,029

Operating leases

We lease certain facilities under non-cancelable operating leases that expire at various dates beyond 2020.

Purchase commitments

The Company is committed under a number of agreements with independent contractors or suppliers in relation to the construction of the new manufacturing facility for laminated boards. Construction is expected to be completed in the third quarter of 2012. Total estimated construction costs are approximately $33 million. As of June 30, 2012, the Company has aggregate contingent payments of approximately $8.6 million to third party contractors and equipment vendors in the next twelve months.

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

DÉCOR PRODUCTS INTERNATIONAL, INC.

Date: August 20, 2012	By:	/s/ Rui Sheng Liu
Rui Sheng Liu President and Chief Executive Officer (Principal Executive Officer)
Date: August 20, 2012	By:	/s/ Qing Hua Lin
Qing Hua Lin Chief Financial Officer (Principal Financial Officer)